Form 10-Q
period 1996-06-30
RAPTOR SYSTEMS INC
filed 1996-08-13
CIK 945429

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ---------------

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                               ---------------

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                        COMMISSION FILE NUMBER 0-27538


                              RAPTOR SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                             51-0337926
(State or other jurisdiction                                (I.R.S. Employer
     of incorporation or                                    Identification No.)
         organization)

                                 ---------------

                              RAPTOR SYSTEMS, INC.
                                69 HICKORY DRIVE
                          WALTHAM, MASSACHUSETTS 02154
                    (Address of Principal Executive Offices)

                                 (617) 487-7700
              (Registrant's Telephone Number, Including Area Code)

                                 ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  Yes X    No
                                             ---     ---

     As of August 1, 1996 there were 12,602,293 outstanding shares of the issuer's Common Stock, par value $.01 per share.

                                                 - Page 1 of 20
                                                 - Exhibit Index is on Page 18

                              RAPTOR SYSTEMS, INC.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
- - ------------------------------

ITEM 1.   FINANCIAL STATEMENTS:                                        PAGE
- - -------                                                              --------

          BALANCE SHEETS AT JUNE 30, 1996 AND DECEMBER 31, 1995          3

          STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
            MONTHS ENDED JUNE 30, 1996 AND 1995                          4

          STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
            ENDED JUNE 30, 1996 AND 1995                                 5

          NOTES TO FINANCIAL STATEMENTS                                  6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- - -------     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                9

PART II - OTHER INFORMATION
- - ---------------------------

ITEM 1.   LEGAL PROCEEDINGS                                             15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              16







                                                       Raptor Systems, Inc.  2

PART I. FINANCIAL INFORMATION
- - -----------------------------

ITEM 1. FINANCIAL STATEMENTS.

                              RAPTOR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                            JUNE 30,      DECEMBER 31,
                                                              1996            1995
                                                          -----------     -----------
                                                          (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ..........................    $51,541,741     $ 1,889,584
  Accounts receivable, less allowances of $198,010 and
     $197,000, at June 30, 1996 and December 31, 1995,
     respectively ....................................      2,311,999       1,497,385
  Other current assets ...............................        555,554         272,591
                                                          -----------     -----------
          Total current assets .......................     54,409,294       3,659,560

 Net property and equipment ..........................        959,533         625,550
                                                          -----------     -----------
          Total assets ...............................    $55,368,827     $ 4,285,110
                                                          ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable ...................................    $   364,688     $   131,851
  Accrued liabilities ................................        923,629         573,250
  Accrued litigation .................................        277,730         820,115
  Bank debt ..........................................           --           681,972
  Deferred revenue ...................................        960,018         530,928
                                                          -----------     -----------

          Total current liabilities ..................      2,526,065       2,738,116
                                                          -----------     -----------
Long-term bank debt ..................................           --           253,333


Mandatory redeemable convertible preferred stock .....           --         5,769,649

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.01 par value; 3,004,161 shares
     authorized, none issued and outstanding .........           --              --
  Common stock, $.01 par value; 30,000,000 shares
     authorized; 12,556,297 and 2,449,770 shares
     issued and outstanding at June 30, 1996 and
     December 31, 1995, respectively .................        125,563          24,498
  Additional paid-in capital .........................     56,938,024        (408,549)
  Accumulated deficit ................................     (3,257,468)     (2,978,580)
  Unearned compensation ..............................       (963,357)     (1,113,357)
                                                          -----------     -----------

  Total stockholders' equity (deficit) ...............     52,842,762      (4,475,988)
                                                          ===========     ===========
  Total liabilities and stockholders' equity (deficit)    $55,368,827     $ 4,285,110
                                                          ===========     ===========

   The accompanying notes are an integral part of these financial statements.


                                                      Raptor Systems, Inc.  3

                              RAPTOR SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                     ----------------------------    ----------------------------
                                         JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                          1996            1995             1996            1995
                                     ----------------------------    ----------------------------
Revenue                                    $2,907          $  725         $ 4,975          $1,143
 Cost of revenue                              209              66             361              95
                                     ----------------------------    ----------------------------
Gross margin                                2,698             659           4,614           1,048
Operating expenses:
  Selling and marketing                     1,944             635           3,541           1,035
  Research and development                    884             368           1,451             556
  General and administrative                  421             235             971             451

                                     ----------------------------    ----------------------------
          Total operating expenses          3,249           1,238           5,963           2,042
                                     ----------------------------    ----------------------------
Operating loss                               (551)           (579)         (1,349)           (994)

Interest income, net                          701              20           1,070              21
                                     ----------------------------    ----------------------------
Net income (loss)                          $  150          $ (559)        $  (279)         $ (973)
                                     ============================    ============================
Net income (loss) per common and
common equivalent share                    $  .01          $ (.08)        $  (.03)         $ (.14)
                                     ============================    ============================
Weighted average common and
common equivalent shares
outstanding                            14,892,762       7,047,923      10,113,104       7,047,923
                                     ----------------------------    ----------------------------

   The accompanying notes are an integral part of these financial statements.


                                                      Raptor Systems, Inc.  4

                              RAPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                            (UNAUDITED- IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                 --------------------------------------
                                                      JUNE 30, 1996   JUNE 30, 1995
                                                      -------------   -------------
OPERATING ACTIVITIES:
 Net loss ..........................................      $  (279)      $  (973)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
      CASH USED IN OPERATING ACTIVITIES:
 Depreciation ......................................          152            39
 Provision for reserve allowances ..................            1          --
Compensation stock option expense ..................          150          --
Changes in operating assets and liabilities:
  Accounts receivable ..............................         (816)         (634)
  Other assets .....................................         (283)          (57)
  Accounts payable .................................          233           150
  Accrued liabilities ..............................          350             4
  Accrued litigation ...............................         (542)         --
  Deferred revenue .................................          429           108
                                                          -------       -------
Cash used in operating activities ..................         (605)       (1,363)
INVESTING ACTIVITIES:
Purchases of property and equipment ................         (488)         (405)
                                                          -------       -------
Cash used in investing activities ..................         (488)         (405)
                                                          -------       -------
FINANCING ACTIVITIES:
  Amounts payable to related parties ...............         --             406
  Proceeds from issuance of common stock ...........       45,678             8
  Net proceeds from issuance of preferred stock ....        5,000         3,919
  Issuance of warrants .............................        1,000          --
  Payment of bank debt .............................         (933)
                                                                           (500)
                                                          -------       -------

Cash provided by financing activities ..............       50,745         3,833
                                                          -------       -------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........       49,652         2,066
                                                          -------       -------
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD ........................................        1,890           949
                                                          -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........      $51,542       $ 3,015
                                                          =======       =======


   The accompanying notes are an integral part of these financial statements.


                                                      Raptor Systems, Inc.  5

                              RAPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION:

The financial statements for the three-months and six-months ended June 30, 1996 and 1995 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in Raptor Systems, Inc.'s (the "Company" or "Raptor") Form S-1 filing February 6, 1996 with the Securities and Exchange Commission (the "IPO").

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets, liabilities and accrued litigation at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

The results of operations for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results expected for the full year ending December 31, 1996.

2. RISKS AND UNCERTAINTIES

The Company invests its cash in deposits with commercial banks, and in money market funds, commercial paper and government securities. The Company has not experienced any losses to date on its invested cash. The values at June 30, 1996 and December 31, 1995 approximate fair value.

The Company sells its products to a wide variety of customers in a variety of industries. The Company performs ongoing credit evaluations of its customers but does not require collateral or other security to support customer receivables. The Company maintains reserves for credit losses and such losses have been within management's expectations.

3. COMPUTATION OF NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT

   SHARE:

Net income (loss) per common share is computed based upon the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), all common and common equivalent shares and other potentially dilutive instruments (including stock options and redeemable convertible preferred stock) issued during the twelve month period prior to the initial filing date in December 1995 of the registration statement for the IPO have been included in the calculation as if they were outstanding for all periods prior to the date of the IPO. The common equivalent shares for stock options were determined using the treasury stock


                                                      Raptor Systems, Inc.  6
method at an assumed initial public offering price of $11.00 per share. The redeemable convertible preferred stock was included on an as-if converted basis. The weighted average shares outstanding at June 30, 1995 is the same as that on December 31, 1995. Fully diluted net income (loss) per common share is the same as primary.

4. LITIGATION:

On February 27, 1995, Lightburn and Associates, Inc. ("LAI"), a former reseller of Raptor products, commenced an action against Raptor in the United States District Court for the District of Maryland. This action is based on allegations that Raptor engaged in unfair competition, fraud, intentional and/or negligent misrepresentation, tortious interference with business relationships and breach of contract by entering into direct contractual arrangements with two customers. LAI alleges that Raptor directly solicited and accepted purchase orders from the first customer at a time when LAI was party to a contract with Raptor granting LAI the exclusive contractual right to sell Raptor products to that customer, and that Raptor's direct contact with that customer violated a non-disclosure agreement between Raptor and LAI. LAI alleges that, as a result of these improper actions by Raptor, LAI was deprived of the opportunity to sell additional Raptor products to that customer. LAI's claims with respect to the second customer are based on allegations that, at a time when LAI was attempting to sell Raptor products to that customer, Raptor directly solicited and accepted purchase orders from that customer in violation of a non-disclosure agreement between Raptor and LAI, thereby depriving LAI of the opportunity to sell Raptor products to that customer.

In this litigation, LAI is seeking compensatory damages in the amount of $12.7 million and punitive damages in the amount of $20.0 million. The compensatory damage claim appears to be based upon LAI's projection that, but for Raptor's alleged illegal acts, LAI would have sold 200 Eagle firewalls and 200 EagleLAN products to the first customer and 500 Eagle firewalls and 300 EagleLAN products to the second customer. Raptor has denied any liability to LAI with respect to this matter and that LAI has suffered any damages in connection therewith. Raptor has also asserted claims against LAI and James Lightburn alleging that they tortiously interfered with Raptor's business relationships and that they made defamatory statements to a customer of Raptor. Discovery in this litigation is ongoing. Raptor is unable to determine the ultimate outcome of this litigation. However, Raptor intends to vigorously defend the claims asserted against it and has accrued the probable, estimated litigation expenses to defend this case. The company believes that it has a meritorious defense and that the ultimate outcome will not have a material adverse effect on the Company's financial position.

On June 10, 1996, Raptor and one of its customers was sued by a former employee (a sales representative of Raptor who had been previously terminated by Raptor) claiming that he is owed certain commissions on sales of Raptor products to this customer. Raptor anticipates that it will vigorously defend the claims asserted in this action. Discovery has not commenced and Raptor is unable to determine the ultimate outcome of the litigation.


                                                      Raptor Systems, Inc.  7

5. CHANGES IN STOCKHOLDERS' EQUITY:

Changes to stockholders' equity for the period from December 31, 1995 to June 30, 1996 were as follows:

                                                                               Six Months
                                                                                  Ended
                                                                              June 30, 1996
                                                                              -------------
Total stockholders' deficit December 31, 1995 .............................    $(4,475,988)

Proceeds from:

363,636 warrants to buy 363,636 shares of common stock sold to Compaq .....      1,000,000

Exercise of stock options to buy 259,010 shares of common stock for the
six months ended June 30, 1996, respectively ..............................         59,577

Net proceeds from initial public offering of 3 million shares of common
stock .....................................................................     45,618,421

Conversion of preferred stock upon initial public offering ................      5,769,649

Conversion of preferred stock sold to Compaq upon initial public offering .      5,000,000

Unearned compensation .....................................................        150,000

Loss for the six months ended June 30, 1996 ...............................       (278,897)
                                                                               -----------
Total stockholders' equity at June 30, 1996 ...............................    $52,842,762
                                                                               ===========

     As a result of these transactions the common shares issued and outstanding increased 2,449,770 at December 31, 1995 to 12,556,297 at June 30, 1996.

     On April 15, 1996, the Company finalized a comprehensive Network Security Partnership Agreement with Compaq Computer Corporation ("Compaq"). Upon the signing of this agreement, warrants to purchase 363,636 shares of the Company's common stock for its estimated fair value of $1 million in January 1996 became vested.


                                                      Raptor Systems, Inc.  8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with the Risk Factors outlined in the Company's Form S-1, filed February 6, 1996 with the Securities and Exchange Commission and covering the year ended December 31, 1995.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Certain Factors That May Affect Future Results" below.

INTRODUCTION:

Raptor Systems, Inc. (the "Company" or "Raptor") develops, markets, licenses and supports a family of integrated network security software products that provide comprehensive, enterprise-wide security for organizational networks, including networks that are connected to the Internet. The Company's application-level Eagle firewall and EagleConnect virtual private network technology form the basis of a network security solution that enables an organization to protect its network from unauthorized access by internal and external users and to secure organizational communications over the Internet and internal networks, including "Intranets." Raptor's integrated, enterprise-wide network security solution consists of individual product modules that secure organizational networks, including networks connected to the Internet, and local area network ("LAN") workgroups, mobile personal computer ("PC") users and remote sites. The Company's product modules interact seamlessly, are easy-to-use and are supported by a common management and monitoring capability that enables a network administrator to manage the security of a large, geographically dispersed organizational network from a single location. Raptor's network security solutions are designed to enable organizations to protect valuable data, extend the boundaries of organizational networks without compromising network integrity and capitalize on the emergence of the Internet as a medium of communications and commerce.

RESULTS OF OPERATIONS:

NET INCOME (LOSS):

The Company generated net income of $150,000 ($.01 per share) on revenues of $2,907,000 for the three-month period ended June 30, 1996 compared to a net loss of $559,000 ($.08 per share) on revenues of $725,000 for the three-month period ended June 30, 1995. For the six-month period ended June 30, 1996 the Company generated a net loss of $279,000 ($.03 per share) on revenues of $4,975,000 for the six-month period ended June 30, 1996 compared to a net loss of $973,000 ($.14 per share) on revenues of $1,143,000 for the six-month period ended June 30, 1995.


                                                      Raptor Systems, Inc.  9

REVENUE:

Revenue increased 301% for the second quarter of 1996 compared to the second quarter of 1995 and 335% for the six-month period ended June 30, 1996 compared to the six-month period ended June 30, 1995. The primary reasons for this were the continued acceptance by the marketplace for the Company's firewall products, the introduction of the Company's Windows NT based firewall (Eagle-NT) in the first quarter of 1996, the continued addition of Value Added Resellers and the sales channels becoming more efficient.

COST OF REVENUE:

Cost of revenue includes the cost of telephone support, manuals, packaging, diskettes and fulfillment costs. In addition, cost of revenue includes royalties paid to third-party developers, inventory obsolescence reserves and the costs associated with product upgrades. Cost of revenue as a percentage of revenue for the second quarter of 1996 improved slightly, from 9% of revenue for the quarter ended June 30, 1995 compared to 7% of revenue for the quarter ended June 30, 1996. As a percentage of revenue the cost of revenue also improved for the six-month period ended June 30, 1996 over that of the six-month period ended June 30, 1995. During this period cost of revenue as a percentage of revenue improved from 8% of revenue for the six-month period ended June 30, 1995 compared to 7% for the six-month period ended June 30, 1996.

OPERATING EXPENSES:

The Company's operating expenses, and the respective percentage of revenue for the three-month and six-month periods ended June 30, 1996 are as follows:


                         THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                        (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
                       ---------------------------------------------------------------------------------
                                     %                  %                      %                    %
                         1996     Revenue   1995     Revenue         1996   Revenue      1995    Revenue
                       -------------------------------------      --------------------------------------
Sales and Marketing     $1,944      67%    $  635       88%        $3,541      71%      $1,035      91%
Research and
  Development              884      30%       368       51%         1,451      29%         556      49%
General and
  Administrative           421      14%       235       32%           971      20%         451      40%
                       -------------------------------------      --------------------------------------
                        $3,249     112%    $1,238      171%        $5,963     120%      $2,042     179%
                       =====================================      ======================================

Total operating expenses decreased as a percentage of revenue to 112% in the second quarter of 1996 compared with 171% in the second quarter of 1995. This decrease is primarily the result of increased revenue and the effects of investments made in all departments in 1995 and 1996. The operating expenses for the quarter ended June 30, 1996 include a charge related to compensation for employee stock options. For the six-month period ended June 30, 1996 total operating expenses decreased as a percentage of revenue to 120% from 179% for the six-month period ended June 30, 1995.



                                                       Raptor Systems, Inc.  10

Sales and marketing expenses, which include salary, commission, advertising, travel and other selling-related expenses decreased to 67% of revenue in the second quarter of 1996 compared to 88% of revenue for the same period in 1995. For the six-month period ended June 30, 1996 Sales and marketing expenses decreased to 71% of revenue compared to 91% for the same period in 1995.

Research and development expenses, which include salary, payments to independent contractors and other costs associated with the development of new products and the enhancement of existing products decreased to 30% of revenues in the second quarter of 1996 compared to 51% of revenue for the same period in 1995. For the six-month period ended June 30, 1996 Research and development expenses decreased to 29% of revenue compared to 49% for the same period in 1995. The Company anticipates that its expenditures in Research and development will increase in absolute dollars during 1996 as the Company expands the functionality of products, makes its products available on additional platforms and develops new products. The Company expects that, as a percentage of revenue, Research and development expenses will continue to decline through the end of 1996.

General and administrative expenses decreased to 14% of revenue in the second quarter of 1996 compared to 32% of revenue for the same period in 1995. For the six-month period ended June 30, 1996, General and administrative expenses decreased to 20% of revenue compared to 40% for the same period in 1995. General and administrative expenses include salary, rent, other expenses associated with the general management and administration of the Company.

The number of employees increased 40% to 81 at June 30, 1996 compared with 58 at December 31, 1995. Employment has increased significantly to support higher revenue, with the largest portion of this growth occurring in the sales and marketing and research and development departments.

LIQUIDITY AND CAPITAL RESOURCES:

The Company considers all short-term investments, which consist of money market accounts and Government securities, with original maturities of less than 90 days, to be cash equivalents.

Cash and cash equivalents increased from $1.890 million at December 31, 1995 to $51.542 million at June 30, 1996. This increase is attributable to $45 million received from the Company's initial public offering February 6, 1996, funds received upon the exercise of employee stock options, $1 million received from the issuance of stock warrants to Compaq Computer Corporation ("Compaq") and $5 million received from the sale of Series C Preferred Stock to Compaq in January 1996. For the three-month period ended June 30, 1996, cash and cash equivalents decreased $633,000 from $52.175 million to $51.542 million. The decrease in cash and cash equivalents for the three-month period ended June 30, 1996 was due to the purchase of fixed assets of $342,000 and the pay-off of the equipment line of credit for $360,000.


                                                      Raptor Systems, Inc.  11

In September 1995, the Company obtained a working capital line of credit from a commercial bank in the amount of $600,000 at the bank's prime rate plus 1/2% with final payment due in August 1996, and an equipment line of credit of $400,000 at the bank's prime rate plus 1%, which was available through December 31, 1995, with final payment due in June 1998. Amounts outstanding at December 31, 1995 totaled $535,305 and $400,000 under the working capital line and equipment line, all amounts outstanding under these lines of credit were paid during the six months ended June 30, 1996. These lines of credit are secured by all of the Company's assets.

In January 1996, the Company received commitment letters from its commercial banks to amend its existing credit facilities. The commitment letters provide
(i) a working capital line of $2.0 million which increased to $5.0 million upon the closing of the IPO, at the bank's prime rate plus 1/2% with final payment due in January 1997, (ii) an additional equipment line of credit in the amount of $500,000 which increased to $1.0 million upon the closing of the IPO, at the bank's prime rate plus 1%, which is available through September 1996, to be repaid in 30 equal monthly installments beginning in November 1996 and (iii) a stand-by line of credit of $1.0 million at the bank's prime rate plus 2%, which is due in July 1996. At June 30, 1996 and December 31, 1995, the bank's prime rate was 8 1/4% and 8 1/2%, respectively. As of June 30, 1996 all lines have been amended to incorporate to the terms indicated above for each.

The Company believes that its existing cash and short-term investment balances together with cash generated from operations will be sufficient to meet the Company's working capital, financing and capital expenditure needs through at least December 31, 1996.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are set forth below.

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, general economic conditions, the Company's continued ability to develop and introduce innovative products, the introduction of new products by competitors, pricing practices of competitors, the Company's ability to control costs and its ability to attract and retain key employees.

Market prices for securities of software companies have generally been volatile. In particular the market price of the Company's common stock has been and may continue to be subject to significant fluctuations. These fluctuations may be due to factors specific to the Company or to factors affecting the computer industry or securities markets in general.

The Company derives all of its revenue from its Eagle family of network security products, all of which are dependent upon the Company's Eagle application-level firewall. As a result, any factor adversely affecting sales of this product could have a material adverse effect on the Company.


                                                      Raptor Systems, Inc.  12

The market for network security products and services is new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to intensify in the future. Due to the rapid expansion of the network security market, the Company may face competition from new entrants in the network security industry, possibly including the Company's resellers. There can be no assurance that the Company's current and potential competitors will not develop network security products that may be more effective than the Company's current or future products or that the Company's technologies and products would not be rendered obsolete by such developments. An increase in competition could result in price reductions and loss of market share. Such competition and any resulting reduction in gross margins could have a material adverse effect on the Company's business, financial condition and results of operations. While the Company believes that it does not compete against manufacturers of other classes of security products (such as encryption and authentication), there can be no assurance that the Company's customers will not perceive the products of such other companies as substitutes for the Company's products.

The Company recently has experienced significant growth in both revenue and in employees. This growth has resulted in an increase in responsibilities placed upon the Company's management and has placed added pressures on the Company's operating and financial systems. In 1995, the Company hired 50 new employees, including its Chief Executive Officer and other key members of management, to help it manage this growth. The Company's ability to assimilate new personnel will be critical to the Company's performance, and there can be no assurance that the management and systems currently in place will be adequate if the Company continues to grow or that the Company will be able to implement additional systems successfully and in a timely manner as required.

The Company's future success depends to a significant extent on its senior management and other key employees, including key development personnel. The Company has no employment agreements with any of its employees. The Company also believes that its future success will depend in large part on its ability to attract and retain additional key employees. Any inability on the part of the Company to attract and retain additional key employees or the loss of one or more of its current key employees could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company distributes its products primarily through strategic value added resellers ("VARs"), regional VARs and international VARs. The success of the Company is dependent in large part upon the performance of its resellers, and is outside the Company's control. In particular, the Company is dependent upon a small number of strategic VARs for a significant amount of its revenue. The Company's relationships with most of its resellers have been established within the last year, and the Company is unable to predict with accuracy the extent to which its resellers will be successful in marketing and selling the Company's products.



                                                      Raptor Systems, Inc.  13

In addition, as the network security industry continues to evolve, the Company plans to develop and introduce new products to address the changing needs of the evolving network security market. There can be no assurance that the Company will be able to develop new products or that such products will achieve market acceptance or, if market acceptance is achieved, that the Company will be able to maintain such acceptance for a significant period of time. Any inability of the Company to develop products on a timely basis that address changing customer requirements may require the Company to substantially increase development expenditures or may result in a loss of market share to a competitor. Moreover, products as complex as those offered by the Company may contain undetected errors when first introduced or when new versions are released. The Company has in the past discovered software errors in certain of its product offerings after their introduction and has experienced delays and lost revenue during the period required to correct these errors. In particular, the personal computer hardware environment is characterized by a wide variety of non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. There can be no assurance that, despite testing by the Company, errors will not occur in new products or releases after commencement of commercial shipments, resulting in adverse publicity, in loss of or delay in market acceptance, or in claims by the customer against the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

A high percentage of the Company's revenues are expected to be realized in the third month of each quarter and tend to be concentrated in the latter half of that month. The Company's orders early in a quarter will not generally be large enough to assure that it will meet its revenue targets for any particular quarter. Accordingly, the Company's quarterly results may be difficult to predict until the end of the quarter, and a shortfall in shipments or contract orders at the end of any particular quarter may cause the results for that quarter to fall short of anticipated levels.










                                                      Raptor Systems, Inc.  14

PART II. OTHER INFORMATION
- - --------------------------

ITEM 1. LEGAL PROCEEDINGS:

On February 27, 1995, Lightburn and Associates, Inc. ("LAI"), a former reseller of Raptor products, commenced an action against Raptor in the United States District Court for the District of Maryland. This action is based on allegations that Raptor engaged in unfair competition, fraud, intentional and/or negligent misrepresentation, tortious interference with business relationships and breach of contract by entering into direct contractual arrangements with two customers. LAI alleges that Raptor directly solicited and accepted purchase orders from the first customer at a time when LAI was party to a contract with Raptor granting LAI the exclusive contractual right to sell Raptor products to that customer, and that Raptor's direct contact with that customer violated a non-disclosure agreement between Raptor and LAI. LAI alleges that, as a result of these improper actions by Raptor, LAI was deprived of the opportunity to sell additional Raptor products to that customer. LAI's claims with respect to the second customer are based on allegations that, at a time when LAI was attempting to sell Raptor products to that customer, Raptor directly solicited and accepted purchase orders from that customer in violation of a non-disclosure agreement between Raptor and LAI, thereby depriving LAI of the opportunity to sell Raptor products to that customer.

In this litigation, LAI is seeking compensatory damages in the amount of $12.7 million and punitive damages in the amount of $20.0 million. The compensatory damage claim appears to be based upon LAI's projection that, but for Raptor's alleged illegal acts, LAI would have sold 200 Eagle firewalls and 200 EagleLAN products to the first customer and 500 Eagle firewalls and 300 EagleLAN products to the second customer. Raptor has denied any liability to LAI with respect to this matter and that LAI has suffered any damages in connection therewith. Raptor has also asserted claims against LAI and James Lightburn alleging that they tortiously interfered with Raptor's business relationships and that they made defamatory statements to a customer of Raptor. Discovery in this litigation is ongoing. On June 30, 1996, the Company submitted a request that the District Court summarily dismiss Lightburn's Claim. Raptor is unable to determine the ultimate outcome of this litigation.

On June 10, 1996, Raptor and one of its customers was sued by a former employee (a sales representative of Raptor who had been previously terminated by Raptor) claiming that he is owed certain commissions on sales of Raptor products to this customer. Raptor anticipates that it will vigorously defend the claims asserted in this action. Discovery has not commenced and Raptor is unable to determine the ultimate outcome of the litigation.









                                                      Raptor Systems, Inc.  15

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 11 - Computation of Net Income (Loss) per Share
b) Exhibit 27 - Financial Data Schedule
c) Reports on Form 8-K - None









                                                      Raptor Systems, Inc.  16

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        RAPTOR SYSTEMS, INC.
                                        -------------------
                                        Registrant


                                   By:
August 13, 1996                    -------------------------------------------
                                   Robert H. Fincke
                                   Vice President, Treasurer, Controller
                                   (principal financial and accounting officer)








                                                      Raptor Systems, Inc.  17

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NUMBER                      DESCRIPTION                           PAGE
- - --------------                      -----------                           ----

EXHIBIT 11        COMPUTATION OF NET INCOME (LOSS) PER SHARE               19
EXHIBIT 27        FINANCIAL DATA SCHEDULE                                  20






















                                                      Raptor Systems, Inc.  18