Form 10-Q
period 1996-09-30
RAPTOR SYSTEMS INC
filed 1996-11-13
CIK 945429

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------

                                    FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                 ---------------

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of November 1, 1996 there were 13,053,357 outstanding shares of the issuer's Common Stock, par value $.01 per share.

                                                   - Page 1 of 19
                                                   - Exhibit Index is on Page 17



                                                          Raptor Systems, Inc. 1

                              RAPTOR SYSTEMS, INC.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:


         CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 1996 AND DECEMBER
             31, 1995                                                         3

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
             MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                                              4

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
             SEPTEMBER 30, 1996 AND 1995
                                                                              5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS                                            9

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   14

ITEM 6.  EXHIBITS  AND REPORTS ON FORM 8-K                                   15









                                                           Raptor Systems, Inc 2

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                              RAPTOR SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                 1996                1995
                                                             ------------        ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                  $ 44,924,171        $  1,889,584
  Marketable securities                                         6,530,345                --
  Accounts receivable, less allowances
   of $431,010 and 197,000 , at September 30, 1996
    and December 31,1995, respectively                          3,303,043           1,497,385
  Other current assets                                            694,419             272,591
                                                             ------------        ------------
          Total current assets                                 55,451,978           3,659,560
 Net property and equipment                                     1,306,701             625,550
                                                             ------------        ------------
          Total assets                                       $ 56,758,679        $  4,285,110
                                                             ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                           $    282,930        $    131,851
  Accrued liabilities                                           1,288,861             573,250
  Accrued litigation                                              217,868             820,115
  Bank debt                                                          --               681,972
  Deferred revenue                                              1,319,904             530,928
                                                             ------------        ------------

          Total current liabilities                             3,109,563           2,738,116
                                                             ------------        ------------

Long-term bank debt                                                  --               253,333


Mandatory redeemable convertible preferred stock                     --             5,769,649

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.01 par value; 5,000,000 and
     3,004,161 shares authorized at September 30, 1996
     and December 31, 1995, respectively, none issued
     and outstanding                                                 --                  --
  Common stock, $.01 par value; 30,000,000 shares
     authorized; 12,657,192 and 2,449,770 shares
     issued and outstanding at September 30, 1996 and
     December 31, 1995, respectively                              126,571              24,498
  Additional paid-in capital                                   56,964,107            (408,549)
  Accumulated deficit                                          (2,552,456)         (2,978,580)
  Unearned compensation                                          (888,357)         (1,113,357)
  Cumulative Translation Adjustment                                  (749)               --
                                                             ------------        ------------

  Total stockholders' equity (deficit)                         53,649,116          (4,475,988)
                                                             ============        ============

  Total liabilities and stockholders' equity (deficit)       $ 56,758,679        $  4,285,110
                                                             ============        ============

  The accompanying notes are an integral part of these consolidated financial statements.



                                                          Raptor Systems, Inc. 3

                              RAPTOR SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                              NINE MONTHS ENDED
                                            ----------------------------------------     -----------------------------------------
                                            SEPTEMBER 30, 1996    SEPTEMBER 30, 1995     SEPTEMBER 30, 1996     SEPTEMBER 30, 1995
                                            ------------------    ------------------     ------------------     ------------------
Revenue                                     $            4,141    $            1,104     $            9,116     $            2,247
Cost of revenue                                            223                   107                    584                    202
                                            ------------------    ------------------     ------------------     ------------------
Gross margin                                             3,918                   997                  8,532                  2,045
Operating expenses:
  Selling and marketing                                  2,458                 1,086                  5,999                  2,121
  Research and development                                 827                   335                  2,278                    891
  General and administrative                               584                   351                  1,555                    803
                                            ------------------    ------------------     ------------------     ------------------
          Total operating expenses                       3,869                 1,772                  9,832                  3,815
                                            ------------------    ------------------     ------------------     ------------------

Operating income (loss)                                     49                  (775)                (1,300)                 (1770)

Interest income, net                                       656                    45                  1,726                     66
                                            ------------------    ------------------     ------------------     ------------------

Net income (loss)                           $              705    $             (730)    $              426     $           (1,704)
                                            ==================    ==================     ==================     ==================
Net income (loss) per common and
common equivalent share                     $              .05    $             (.10)    $              .03     $             (.24)
                                            ==================    ==================     ==================     ==================
Weighted average common and
common equivalent shares
outstanding                                         14,797,988             7,047,923             13,402,751              7,047,923
                                            ------------------    ------------------     ------------------     ------------------


  The accompanying notes are an integral part of these consolidated financial statements.





                                                          Raptor Systems, Inc. 4

                              RAPTOR SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED- IN THOUSANDS)

                                                                                                   NINE MONTHS ENDED
                                                                                       ------------------------------------------
                                                                                       SEPTEMBER 30, 1996      SEPTEMBER 30, 1995
                                                                                       ------------------      ------------------
OPERATING ACTIVITIES:
 Net income (loss)                                                                     $              426      $           (1,704)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH USED IN OPERATING
ACTIVITIES:
 Depreciation                                                                                         280                      85
 Provision for reserve allowances                                                                     234                    --
 Compensation stock option expense                                                                    225                    --
Changes in operating assets and liabilities:
  Accounts receivable                                                                              (2,040)                   (943)
  Other assets                                                                                       (421)                   (203)
  Accounts payable                                                                                    150                     291
  Accrued liabilities                                                                                 713                       4
  Accrued litigation                                                                                 (602)                   --
  Deferred revenue                                                                                    789                     604
                                                                                       ------------------      ------------------
Cash used in operating activities                                                                    (246)                 (1,866)
INVESTING ACTIVITIES:
Investment in marketable securities                                                                (6,530)                   --
Purchases of property and equipment                                                                  (962)                   (559)
                                                                                       ------------------      ------------------
Cash used in investing activities                                                                  (7,492)                   (559)
                                                                                       ------------------      ------------------
FINANCING ACTIVITIES:
  Amounts payable to related parties                                                                 --                       406
  Proceeds from issuance of common stock                                                           45,705                       8
  Net proceeds from issuance
    of preferred stock                                                                              5,000                   3,919
  Net proceeds from issuance of warrants                                                            1,000                    --
  Payment of bank debt                                                                               (933)                   (172)
                                                                                       ------------------      ------------------

Cash provided by financing activities                                                              50,772                   4,161
                                                                                       ------------------      ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          43,034                   1,736

                                                                                       ------------------      ------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                                                          1,890                     949
                                                                                       ------------------      ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $           44,924      $            2,685
                                                                                       ==================      ==================


  The accompanying notes are an integral part of these consolidated financial statements.



                                                          Raptor Systems, Inc. 5

                              RAPTOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION:

The consolidated financial statements for the three-months and nine-months ended September 30, 1996 and 1995 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Raptor Systems, Inc.'s (the "Company" or "Raptor") Form S-1 filing February 6, 1996 with the Securities and Exchange Commission (the "IPO").

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

The results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results expected for the full year ending December 31, 1996.

2.       RISKS AND UNCERTAINTIES

The Company invests its cash in deposits with commercial banks, and in money market funds, commercial paper and government securities. The Company has not experienced any losses to date on its invested cash. The values at September 30, 1996 and December 31, 1995 approximate fair value.

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

3.       COMPUTATION OF NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT
         SHARE:

Net income (loss) per common share is computed based upon the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), all common and common equivalent shares and other potentially dilutive instruments (including stock options and redeemable convertible preferred stock) issued during the twelve month period prior to the initial filing date in December 1995 of the registration statement for the IPO have been included in the calculation as if they were outstanding for all periods prior to the date of the IPO. The common equivalent shares for stock options were determined using the treasury stock method at an assumed initial public offering price of $11.00 per share. The redeemable convertible preferred stock was included on an as-if converted basis. The weighted average shares outstanding at September 30, 1995 is the same as that on December 31, 1995. Fully diluted net income (loss) per common share is the same as primary.

                                                          Raptor Systems, Inc. 6

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

On June 10, 1996, Raptor and one of its customers were sued by a former employee ( a sales representative of Raptor whose employment had been previously terminated by Raptor) claiming that he is owed certain commissions on sales of Raptor products to this customer. Raptor anticipates that it will vigorously defend the claims asserted in this action. Discovery has just commenced and Raptor is unable to determine the ultimate outcome of the litigation.



                                                          Raptor Systems, Inc. 7

5.  CHANGES IN STOCKHOLDERS' EQUITY:

Changes to stockholders' equity for the period from December 31, 1995 to September 30, 1996 were as follows:

                                                                                           Nine Months Ended
                                                                                           September 30, 1996
                                                                                           ------------------
Total stockholders' deficit December 31, 1995 ..............................               $       (4,475,988)

Proceeds from:

363,636 warrants to buy 363,636 shares of common stock sold to Compaq ......                        1,000,000

Exercise of stock options to buy 359,405 shares of common stock for the nine
months ended September 30, 1996, respectively ..............................                           83,025

Net proceeds from initial public offering of  3 million shares of common
stock ......................................................................                       45,622,055

Conversion of preferred stock upon initial public offering .................                        5,769,649

Conversion of preferred stock sold to Compaq upon initial public offering ..                        5,000,000

Unearned compensation ......................................................                          225,000

Income for the nine months ended September 30, 1996 ........................                          426,124

Cumulative Translation Adjustment ..........................................                             (749)
                                                                                           ------------------
Total stockholders' equity at September 30, 1996 ...........................               $       53,649,116
                                                                                           ==================


As a result of these transactions the common shares issued and outstanding increased from 2,449,770 at December 31, 1995 to 12,657,192 at September 30, 1996.

On April 15, 1996, the Company and Compaq Computer Corporation ("Compaq") executed a definitive Network Security Partnership Agreement. As a result of that agreement, warrants to purchase 363,636 share of the Company's common stock became exercisable. These warrants were exercised in the fourth quarter, on October 11, 1996 at $11 per share.

6.  SUBSEQUENT EVENTS:

On October 11, 1996 Compaq, through a wholly-owned subsidiary, exercised warrants to purchase 363,636 shares of Raptor's Common Stock at a price of $11.00 per share. Compaq acquired the warrants prior to Raptor's initial public offering in February 1996. Compaq's ownership percentage of common stock of the Company after this transaction is approximately 6.6% and amounts to approximately $10 million.


                                                          Raptor Systems, Inc. 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with the Risk Factors outlined in the Company's Form S-1, filed February 6, 1996 with the Securities and Exchange Commission and covering the year ended December 31, 1995.

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

INTRODUCTION:

Raptor Systems, Inc. (the "Company" or "Raptor") develops, markets, licenses and supports a family of integrated network security software products that provide comprehensive, enterprise-wide security for organizational networks, including networks that are connected to the Internet. The Company's application-level Eagle firewall and EagleConnect virtual private network technology form the basis of a network security solution that enables an organization to protect its network from unauthorized access by internal and external users and to secure organizational communications over the Internet and internal networks, including "Intranets." Raptor's integrated, enterprise-wide network security solution consists of individual product modules that secure organizational networks, including networks connected to the Internet, and local area network ("LAN") workgroups, mobile personal computer ("PC") users and remote sites. The Company's product modules interact seamlessly, are easy-to-use and are supported by a common management and monitoring capability that enable a network administrator to manage the security of a large, geographically dispersed organizational network from a single location. Raptor's network security solutions are designed to enable organizations to protect valuable data, extend the boundaries of organizational networks without compromising network integrity and capitalize on the emergence of the Internet as a medium of communications and commerce.

RESULTS OF OPERATIONS:

NET INCOME (LOSS):

The Company generated net income of $705,012 ($.05 per share) on revenues of $4,141,000 for the three-month period ended September 30, 1996 compared to a net loss of $730,000 ($.10 per share) on revenues of $1,104,000 for the three-month period ended September 30, 1995. For the nine-month period ended September 30, 1996 the Company generated a net income of $426,000 ($.03 per share) on revenues of $9,116,000 for the nine-month period ended September 30, 1996 compared to a net loss of $1,704,000 ($.24 per share) on revenues of $2,247,000 for the nine-month period ended September 30, 1995.

REVENUE:

Revenue increased 275% for the third quarter of 1996 compared to the third quarter of 1995 and 306% for the nine-month period ended September 30, 1996 compared to the nine-month period ended September 30, 1995. The primary reasons for this increase were the continued acceptance by the

                                                          Raptor Systems, Inc. 9
marketplace of the Company's firewall products, the introduction of the Company's Windows NT based firewall (Eagle-NT) in the first quarter of 1996, the continued addition of Value Added Resellers (VAR's), and the sales channels becoming more efficient. 86% of third quarter revenue came through Resellers and 14% resulted from direct sales efforts. The company added 47 new resellers during the quarter. The total number of resellers at September 30, 1996 was 209 with 75% being domestic and the other 25% international. Revenue by geographical region as a percentage of total third quarter revenue is as follows: US and North America 76%, Europe 11% and Asia 13%. During the third quarter Raptor opened a European sales office in the Netherlands. Currently there are plans to establish a permanent sales office in Japan in the first quarter of 1997.

Windows NT-based products accounted for 71% of the third quarter shipments while Unix-based products accounted for 29%. In excess of 90% of the Company's business came from firewalls. During the third quarter 1996 the Company shipped approximately 400 firewall evaluation units, 78% of these were Windows NT-based. The third quarter average selling price was $5,238, a decrease of approximately $560 from the second quarter of 1996. The reduction in the Company's average selling price of its products is largely due to the change in the mix of the products sold. Non-firewall products, like Eagle NetWatch, have a lower selling price than the firewall products. As the Company sells more non-firewall products the average selling price on all of the Company's products will decrease.

COST OF REVENUE:

Cost of revenue includes the cost of telephone support, manuals, packaging, diskettes and fulfillment costs. In addition, cost of revenue includes royalties paid to third-party developers, inventory obsolescence reserves and the costs associated with product upgrades. Cost of revenue as a percentage of revenue for the third quarter of 1996 improved significantly, from 10% of revenue for the quarter ended September 30, 1995 compared to 5% of revenue for the quarter ended September 30, 1996. As a percentage of revenue the cost of revenue also improved for the nine-month period ended September 30, 1996 over that of the nine-month period ended September 30, 1995. During this period cost of revenue as a percentage of revenue improved from 9% of revenue for the nine-month period ended September 30, 1995 compared to 7% for the nine-month period ended September 30, 1996.

OPERATING EXPENSES:

The Company's operating expenses, and the respective percentage of revenue for the three-month and nine-month periods ended September 30, 1996 are as follows:

                              THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                                 (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
                           ------------------------------------------------------------------------------------
                                         %                   %                      %                    %
                             1996     Revenue    1995     Revenue       1996     Revenue     1995     Revenue
                           ----------------------------------------    ----------------------------------------
    Sales and Marketing      $2,458        59%   $1,086        98%      $5,999         66%   $2,121        94%
    Research
       and Development          827        20%      335        30%       2,278         25%      891        40%
    General and
       Administrative           584        14%      351        32%       1,555         17%      803        36%

                           ----------------------------------------    ----------------------------------------
                             $3,869        93%   $1,772       160%      $9,832        108%   $3,815       170%
                           ========================================    ========================================

Total operating expenses decreased as a percentage of revenue to 93% in the third quarter of 1996 compared with 160% in the third quarter of 1995. This decrease is primarily the result of

                                                         Raptor Systems, Inc. 10
increased revenues and the effects of efficiencies achieved in all departments. The operating expenses for the quarter ended September 30, 1996 include a charge related to compensation for employee stock options. For the nine-month period ended September 30, 1996 total operating expenses decreased as a percentage of revenue to 108% from 170% for the nine-month period ended September 30, 1995.

Sales and marketing expenses, which include salary, commission, advertising, travel and other selling-related expenses decreased to 59% of revenue in the third quarter of 1996 compared to 67% of revenue for the same period in 1995. For the nine-month period ended September 30, 1996 sales and marketing expenses decreased to 66% of revenue compared to 94% for the same period in 1995. The increase in absolute dollars from the second quarter 1996 relates to headcount additions, selling costs associated with the increased revenues and costs associated with the opening of a European sales office, in the Netherlands.

Research and development expenses, which include salary, payments to independent contractors and other costs associated with the development of new products and the enhancement of existing products, decreased to 20% of revenues in the third quarter of 1996 compared to 30% of revenue for the same period in 1995. For the nine-month period ended September 30, 1996 research and development expenses decreased to 25% of revenue compared to 40% for the same period in 1995.

General and administrative expenses decreased to 14% of revenue in the third quarter of 1996 compared to 32% for the same period in 1995. For the nine-month period ended September 30, 1996, general and administrative expenses decreased to 17% of revenue compared to 36% for the same period in 1995. General and administrative expenses include salary, rent and other expenses associated with the general management and administration of the Company.

The number of employees increased 72% to 100 at September 30, 1996 compared with 58 at December 31, 1995. Employment has increased significantly to support higher revenue, with the largest portion of this growth occurring in the sales and marketing and research and development departments.

LIQUIDITY AND CAPITAL RESOURCES:

The Company considers all short-term investments, which consist of money market accounts and Government securities, with original maturities of less than 90 days, to be cash equivalents. In addition, securities held with maturities greater than 90 days but less than a year are classified as marketable securities.

Cash and cash equivalents increased from $1,900,000 at December 31, 1995 to $44,924,000 at September 30, 1996. This increase is attributable to $45,000,000 received from the Company's IPO on February 6, 1996, funds received upon the exercise of employee stock options, $1,000,000 received from the sale of stock warrants and $5,000,000 received from the sale of Series C Preferred Stock to Compaq in January 1996. For the three-month period ended September 30, 1996, cash and cash equivalents decreased $6,618,000 from $51,542,000 to $44,924,000. The decrease in cash and cash equivalents for the three-month period ended September 30, 1996 was due to the purchase of fixed assets of $474,000 and the investment in marketable securities of $6,530,000.

                                                         Raptor Systems, Inc. 11

In September 1995, the Company obtained a working capital line of credit from a commercial bank in the amount of $600,000 at the bank's prime rate plus 1/2%, with final payment due in August 1996, and an equipment line of credit of $400,000 at the bank's prime rate plus 1%, which was available through December 31, 1995, with final payment due in June 1998. Amounts outstanding at December 31, 1995 totaled $535,305 and $400,000 under the working capital line and equipment line; there are no borrowings under any of these lines of credit. These lines of credit are secured by all of the Company's assets.

In January 1996, the Company received commitment letters from its commercial banks to amend its existing credit facilities. The commitment letters provide
(i) a working capital line of $2.0 million which increased to $5.0 million upon the closing of the IPO, at the bank's prime rate plus 1/2% with final payment due in January 1997, (ii) an additional equipment line of credit in the amount of $500,000 which increased to $1.0 million upon the closing of the IPO, at the bank's prime rate plus 1%, which is available through September 1996, to be repaid in 30 equal monthly installments beginning in November 1996 and (iii) a stand-by line of credit of $1.0 million at the bank's prime rate plus 2%, which is due in July 1996. At September 30, 1996 and December 31, 1995, the bank's prime rate was 8 1/4% and 8 1/2%, respectively. As of September 30, 1996 all lines have been amended to incorporate the terms indicated above for each.

The Company believes that its existing cash and marketable securities balances together with cash generated from operations will be sufficient to meet the Company's working capital, financing and capital expenditure needs through at least December 31, 1996.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are set forth below.

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, changes in the market, changes in technology, competition from larger more established competitors, general economic conditions, the Company's continued ability to develop and introduce innovative products, new product announcements from other companies, pricing practices of competitors, the Company's ability to control costs and its ability to attract and retain key employees.

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

                                                         Raptor Systems, Inc. 12

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

The Company distributes its products primarily through strategic value added resellers ("VARs"), regional VARs and international VARs. The success of the Company is therefore dependent in large part upon the performance of its resellers, and is therefore outside the Company's control. In particular, the Company is dependent upon a small number of strategic VARs for a significant amount of its revenue. The Company's relationships with most of its resellers have been established within the last year, and the Company is unable to predict with accuracy the extent to which its resellers will be successful in marketing and selling the Company's products.

In addition, as the network security industry continues to evolve, the Company plans to develop and introduce new products to address the changing needs of the evolving network security market. There can be no assurance that the Company will be able to develop new products or that such products will achieve market acceptance or, if market acceptance is achieved, that the Company will be able to maintain such acceptance for a significant period of time. Any inability of the Company to develop products on a timely basis that address changing customer requirements may require the Company to substantially increase development expenditures or may result in a loss of market share to a competitor. Moreover, products as complex as those offered by the Company may contain undetected errors when first introduced or when new versions are released. The Company has in the past discovered software errors in certain of its product offerings after their introduction and has experienced delays and lost revenue during the

                                                         Raptor Systems, Inc. 13
period required to correct these errors. In particular, the personal computer hardware environment is characterized by a wide variety of non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. There can be no assurance that, despite testing by the Company, errors will not occur in new products or releases after commencement of commercial shipments, resulting in adverse publicity, in loss of or delay in market acceptance, or in claims by the customer against the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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


PART II. OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS:

No reportable events have occurred which would require modification of the discussion under Item 1 - Legal Proceedings contained in the Company's Report on Form 10-Q for the Quarter Ended June 30, 1996. See Note 4 to the Consolidated Financial Statements contained in this Form 10-Q for the period ended September 30, 1996 for additional information related to previously disclosed litigation proceedings.



                                                         Raptor Systems, Inc. 14

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



                                                         Raptor Systems, Inc. 15

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RAPTOR SYSTEMS, INC.
                                     --------------------
                                     Registrant





November 12, 1996                    By: John  S. Ingalls
                                     -------------------------------------------

                                     John S. Ingalls
                                     Vice President and Chief Financial Officer
                                     (principal financial officer)




November 12, 1996                    By: Robert H. Fincke
                                     -------------------------------------------

                                     Robert H. Fincke
                                     Vice President, Treasurer and Controller
                                     (principal accounting officer)



                                                         Raptor Systems, Inc. 16

                                  EXHIBIT INDEX




EXHIBIT  NUMBER                        DESCRIPTION                          PAGE

EXHIBIT  11           -    COMPUTATION OF NET INCOME (LOSS) PER SHARE        19
EXHIBIT  27           -    FINANCIAL DATA SCHEDULE                           20





                                                         Raptor Systems, Inc. 17