Form 10-K405
period 1996-12-31
RAPTOR SYSTEMS INC
filed 1997-03-28
CIK 945429

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                               ----------------

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                        COMMISSION FILE NUMBER 0-27538

                             RAPTOR SYSTEMS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                              51-0337926
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

                             RAPTOR SYSTEMS, INC.
                               69 HICKORY DRIVE
                         WALTHAM, MASSACHUSETTS 02154
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (617) 487-7700
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

  SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: COMMON STOCK, $.01 PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  On March 1, 1997, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant was $89,116,000. Reference is made to Part III of this report for the assumptions on which this calculation is based.

  As of March 1, 1997, there were 13,251,974 outstanding shares of the issuer's Common Stock, par value $.01 per share.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of the registrant's definitive proxy statement for its 1997 annual meeting of stockholders (which is expected to be filed with the Commission not later than April 30, 1997) are incorporated by reference into
Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS:

                                   BUSINESS

  Raptor Systems, Inc. (the "Company" or "Raptor") develops, markets, licences and supports a family of integrated network security software products that provide comprehensive, enterprise-wide security for organizational networks, including networks that are connected to the Internet. The Company's application-level Eagle firewall and EagleConnect virtual private network technology form the basis of a network security solution that enables an organization to protect its network from unauthorized access by internal and external users and to secure organizational communications over the Internet and internal networks, including "Intranets." The Company's integrated enterprise-wide network security solution consists of individual product modules that secure organizational networks, including networks connected to the Internet, LANs (local area networks) and Intranets, mobile PC users and remote sites. The Company's product modules interact seamlessly, are easy-to-use and are supported by a common management and monitoring capability that enables a network administrator to manage the security of a large, geographically dispersed organizational network from a single location. Raptor's network security solutions are designed to enable organizations to protect valuable data, extend the boundaries of organizational networks without compromising network integrity and capitalize on the emergence of the Internet as a medium of communications and commerce.

INDUSTRY BACKGROUND

 The Internet

  The Internet is a global web of computer networks that enables commercial organizations, educational institutions, government agencies and individuals to communicate, access and share information as well as conduct business remotely. The networks that comprise the Internet are connected in a variety of ways, including by the public switched telephone network and by high speed, dedicated leased lines. Open communications on the Internet are enabled by TCP/IP, an internetworking standard that facilitates communications across the Internet regardless of the hardware and software used.

  While there has been significant media interest in the consumer potential of the Internet, business and professional organizations also account for a significant percentage of Internet usage. The recent growth in commercial usage of the Internet has been driven primarily by the increasing popularity of two applications: the World-Wide Web (the "Web") and e-mail. The emergence of the Web, which allows commercial enterprises to publish multi-media documents and other information for public access, has created a number of new market opportunities. Customer service, electronic commerce, advertising and market data generation are all being conducted across the Web. The growth of e-mail usage on the Internet is being driven by ease-of-use and standardization. Today, there are a number of commercially available e-mail programs that an organization or individual may use to facilitate Internet communications.

  Organizations increasingly are recognizing that the Internet can enhance communications, both among their geographically distributed locations and employees, and with their business partners and customers. In addition, businesses are realizing that the Internet can enable many applications which were previously unavailable or cost-prohibitive. For example, small and medium-sized businesses can use the Internet to establish and maintain a nationwide presence and market and distribute their products and services electronically.

 Enterprise Networks and Intranets

  As network technology has advanced, enterprise networking has evolved. Organizations have developed LANs and have connected together LANs, including geographically dispersed networks, into wide area networks ("WANs"). Many LANs employ proprietary communications software, such as Novell Corporation's IPX protocol. Today, an increasing number of businesses are using the non-proprietary TCP/IP protocol for communications rather than a proprietary protocol. TCP/IP facilitates corporate communications over internal networks using Internet tools and applications, and internal networks that employ TCP/IP as a network protocol are known as "Intranets." Based upon industry estimates, the Company believes that the installed base of computers with TCP/IP capabilities will grow from
9.5 million in 1994 to 22 million in 1997, and is expected to reach 40 million in 2001. In addition, all copies of Windows 95 are now shipping with TCP/IP capabilities.

  Organizations are increasingly dependent on electronic communications among geographically dispersed internal operations, customers, suppliers and other partners. Accordingly, enterprise networks increasingly connect multiple LANs and WANs, including remote networks, and mobile PCs. Traditional LANs and WANs running TCP/IP can support remote access from other private networks to provide customer support bulletin board services, electronic data interchange ("EDI") and database sharing. TCP/IP also enables organizations to use the Internet as a low-cost communications backbone for a WAN, thereby extending internal information systems and enterprise applications to geographically dispersed facilities, remote offices and mobile employees. In addition, computers are increasingly used to assist travelers, mobile salespersons and other workers and small workgroups in their daily work routines. Portable and other non-networked computers are a large and fast-growing segment of the computing industry, and full-featured, remote, real-time access to enterprise networks has become a business requirement in today's global economy. Examples of these applications are remote order entry by traveling salespersons and shipment tracking by express delivery services.

 Enterprise Network Security

  As a result of the increased use of the Internet and Intranets, unauthorized access to enterprise networks and corporate data is an increasingly costly business problem. Sensitive data that require protection from unauthorized use include financial results, medical records, personnel files, research and development projects, marketing plans and other business information. Unauthorized access to these data may go undetected by the computer user or network administrator, especially if the information is not altered by the unauthorized party. Organizations are vulnerable not only to unauthorized access to information resources by outsiders, but also to abuse by employees within their own organizations. In order for an organization to provide a "zone of trust" around its extended enterprise network, the Company believes that an organization must address security issues in the following five network environments, which the Company refers to as the five domains of network security.

  Internet. Despite the growing interest in the many commercial uses of the Internet, a significant barrier to the growth in commercial use of the Internet is the unsecure nature of data and information available on or moving across the Internet. As organizations take advantage of the low-cost and global connectivity of the Internet, they often put an important asset-- information--at risk. As a public network, the Internet passes data through many routing locations and the user never knows which machines its message will pass through or whose eyes may see it. The inherent insecurity of Internet routing, coupled with deliberate network hacking (the unauthorized access to ostensibly secure networks), results in significant costs to organizations and has created significant security risks for network administrators. Once connected to the Internet, an organization's network is potentially accessible by millions of users, including hackers.

  LANs and Intranets. Protecting vital information within workgroups and at the desktop is a critical link in a tightly integrated network security strategy. The increasing number of authorized users having direct access to expanding networks and the data contained on such networks has increased the need to provide protection for financial results, personnel files, research and development projects and other sensitive data on such networks from unauthorized users with general access to a system. The growing use of standard network protocols, such as TCP/IP, has increased the vulnerability of LANs and Intranets to unauthorized access. Groupware and shared workgroup or departmental servers exacerbate the problem. Accordingly, the network administrator faces a challenge: creating accessible, shared LANs and Intranets while protecting the integrity and confidentiality of the information being shared.

  Mobile PC Users. The growing use of portable and other non-networked computers in business today has created a unique set of network security issues. Corporate executives, sales representatives, telecommuters and other workers are increasingly using the Internet and other public networks to communicate on a real-time basis with the home office, customers and other participants in the chain of commerce. Based upon industry estimates, the Company believes that there will be 50 million users who will require mobile access to organizational networks by the end of 1998. The challenge that network administrators face is providing a high level of integrated security without impeding network access.

  Remote Sites. Business organizations are increasingly utilizing enterprise networks that include connections to networks in remote locations. Security issues for remote access computing include both authentication of remote sites as well as the protection of data from unauthorized access. The physical connection for most remote access users is usually through a public carrier, a private leased line or the Internet. Transmitted information may be vulnerable to "snooping" by unauthorized users. As network connections to remote sites, including EDI partners, branch offices and outsourcing vendors, grow in number and complexity, the need for remote site security escalates. Branch offices, corporate divisions, and field offices share the same security requirements as corporate headquarters.

  Enterprise Security Management. In order for an organization to provide a "zone of trust" around its extended enterprise network, the organization must tie its network security solution for each of the other four domains together through the fifth domain--a central point of control. Centralized network security management enables an enterprise to configure, monitor and manage all the network security points within the organization.

  The concept behind integrated network security is that no single product alone can provide the overall security required by today's internetworked enterprise. The Company believes that enterprise-wide network security can be most effectively achieved by adopting a comprehensive approach that addresses the specific security needs for Internet access, workgroup LANs, mobile PC users and remote sites.

THE RAPTOR SOLUTION

  Raptor's network security solution is a family of award winning integrated software products that provide comprehensive, enterprise-wide security for organizational networks, including networks that are connected to the Internet, LANs and Intranets. The Company's family of network security solutions can establish a zone of trust around an organization by protecting its network from unauthorized access by internal and external users and by securing organizational communications over the Internet and internal networks. The Company's product family consists of individual product modules that address distinct needs but that are integrated to provide a seamless, enterprise-wide network security solution. At the core of the Company's product family is the Eagle firewall, which protects an organization's internal network from unauthorized Internet access and can be integrated with other individual product modules that address the security needs of LAN workgroups, mobile users and remote sites. An additional key element of the Company's integrated solution to enterprise-wide security is the Company's EagleConnect virtual private networking technology, which creates encrypted, authenticated "tunnels" of communication over a public network, such as the Internet, and within an organization's internal network, protecting the integrity and confidentiality of data transmitted over such networks. The Company's products are easy-to-use and are supported by a common management and monitoring capability that enables a network administrator to manage the security of a large, geographically dispersed organizational network from a single location.

  The following graphic depicts the five domains of enterprise network security and the Company's product offerings in each domain:

                                    [GRAPH]

  The Company's products address network security for each of the five domains of Raptor's network security paradigm: the Internet, LANs and Intranets, mobile PC users, remote sites and enterprise security management. The Company's Eagle firewall secures the interface between an internal network and the Internet, protecting an organization's internal network from unauthorized Internet access. Raptor's EagleDesk and EagleLAN focus on internal network security issues. The Company's EagleMobile protects the integrity of communications among users of portable and non-networked PCs and an internal network. Raptor's EagleRemote secures communications between an internal network and networks located at remote sites, such as branch offices and customer and supplier locations. Finally, the Company's Hawk and EagleConnect technologies integrate the Company's modular security products with a common management and monitoring capability across all modules and all security domains. The Company's EagleNetwatch product provides data graphing and 2D/3D visualization of network activity. See "Products"

  Raptor recently announced a product named THE WALL to address the growing number of small businesses, schools and municipalities that desire to have Internet access. Based upon the award winning Eagle firewall technology, THE WALL is a Domain 1 security solution. It was designed to provide smaller organizations with the same level of protection demanded by Fortune 500 companies, in a very simple and highly affordable configuration. Raptor also announced an expanded version of THE WALL, which is expected to ship in the second quarter of 1997. This next version of THE WALL will feature an integrated Web and e-mail server, and allow for an expanded number of users. These two products form the basis of a new, low-end product line which Raptor will continue to expand in the future. There is a clear upgrade path from THE WALL to the Eagle family of products, providing Raptor with what it believes to be the broadest range of price offerings and performance capabilities in the industry.

  The following graphic depicts the upgrade path from THE WALL to the full featured Eagle NT product Family:

                                    [GRAPH]

STRATEGY

  Raptor's objective is to provide the industry's most comprehensive family of integrated network security solutions. The key elements of the Company's strategy to achieve this objective are:

  . Provide Enterprise-Wide Security Solutions. The Company's approach to providing network security solutions is to develop, market and support a family of network security software products that collectively address the security concerns faced by organizations that employ networks. Raptor's comprehensive network security solution is an integration of modular product solutions that are supported by a common management and monitoring capability. This modular design enables an organization to adopt a building-block approach to address network security issues as they evolve. The Company believes that its integrated network security product family provides a more comprehensive security solution than the single product offerings marketed by many of its competitors. The Company intends to exploit the advantages of its comprehensive enterprise-wide solutions and continue to develop additional product modules to address the evolving enterprise-wide security needs of its customers.

  . Provide focused security solutions to the mainstream market. With the recent introduction of THE WALL, Raptor has begun to deliver a Windows NT product line designed to address the needs of small businesses, schools and municipalities. In the United States alone, there are 8 million small businesses, 115 thousand school districts, and 87 thousand county and local government agencies (Source: IDC\ Link). These small organizations, along with their counterparts in Europe, Asia and the rest of the world, must take advantage of the Internet to remain competitive. They are connecting in increasing numbers. This market represents a very large volume opportunity in the security market. The Company intends to leverage its award winning Eagle code base, its leadership role in developing Windows NT-based security solutions, its relationship with Compaq, and its distribution network, to meet the needs of this market

  . Leverage and Expand Multiple Distribution Channels. The Company has a targeted distribution model, consisting of direct sales, strategic value added resellers ("VARs"), regional VARs and international VARs, that is designed to enable the Company to penetrate the broad market of network users and to establish the Company's solutions as an industry standard. The Company has an experienced direct sales force that focuses on the network security needs of large organizations. In addition, the Company's Business Development Group is charged with developing and managing strategic VAR relationships with companies such as Bell Atlantic Network Integration Services, Bell South Network Services, Data General Corporation, Digex Express Group, Inc., Hewlett-Packard Company, Intergraph Corporation, PSINet, Inc., Siemens Nixdorf Information Systems and Sprint Corporation. These strategic VARs market and sell the Company's products to their customers under the Raptor brand name. Finally, the Company has built a complementary network of regional VARs that focus on small and middle-market companies. The Company has existing relationships with approximately 250 regional VARs in the United States which operate in distinct regions. In addition, the Company has recently expanded its distribution channels overseas, forming VAR relationships in Europe, Asia, Australia and Latin America.

  . Penetrate and Leverage Accounts with Modular Product Offerings. The increased visibility and use of the Internet has highlighted the need for network security solutions. For most organizations, however, Internet security is just the beginning of their network security needs. The Company's marketing strategy is to establish broad initial market penetration of its Eagle firewall and subsequently pursue follow-on sales of additional offerings in Raptor's Eagle family of products to provide robust security solutions across all domains of its customers' enterprise networks. THE WALL provides additional opportunities to Raptor to further develop accounts because of high volume seeding opportunity that it represents, coupled with a simple upgrade path to an extended version of THE WALL or Eagle firewall.

  . Maintain and Extend Technological Leadership. From its inception, the
    Company has been a leader in developing products that address the network security needs of an enterprise. The Eagle has won numerous product reviews in prestigious industry publications. In addition, Raptor has been a leader in introducing new solutions to the security issues resulting from changing business practices, such as mobile PC security, central configuration of remote sites, virtual private networking, and real time monitoring of suspicious network activity. The Company was the first to market with a Windows NT based firewall and the first with a 2D/3D management console. The Company intends to maintain a leadership position in technological innovation.

  . Promote and Support Leading Platforms and Open Standards. The Company believes that it offers products for the broadest range of UNIX platforms in the industry, including Sun OS and Sun Solaris, Hewlett-Packard's HP-UX and Siemens Nixdorf's Reliant UNIX (formerly SINIX). The Company introduced the first firewall on the Microsoft Windows NT platform and it continues to develop a suite of other products for Windows NT, including products for LANs and Internets, mobile PC users and remote sites. The Company also participates in industry standards organizations such as the Internet Engineering Task Force, the National Computer Security Association and the Secure Wide Area Networking Task Force, as it believes that industry standards will accelerate growth of the network security market. The Company intends to continue to support additional platforms and seek out opportunities to define critical industry standards.

TECHNOLOGY

  Raptor's technology is based upon a distributed security architecture, which was designed to address the growing needs of the enterprise in a modular and scaleable fashion. Raptor has developed specific software modules that address distinct security domains in the enterprise. A customer can elect to protect as few as one domain and as many as all five domains as security policy requirements dictate by choosing the appropriate modules. The various modules are integrated through Raptor's EagleConnect and Hawk technologies. The following graphic depicts the architecture of the Company's multi-domain solution to enterprise-wide network security needs:

                                    [GRAPH]

  The basis of the Company's network security solution is its Eagle firewall. Firewalls provide a single point of control from which network access can be controlled and audited. Basic firewall technology falls into two broad categories: packet filters and application-level firewalls. The Company has chosen to base its security solution on an application-level firewall architecture. The Company believes that application-level firewall technology offers a number of key advantages over packet filters, including:

  . Prohibiting all message packets that are not expressly permitted as opposed to permitting everything that is not expressly prohibited. This gives the network administrator considerable flexibility and control over network access.

  . Hiding all internal IP addresses through proxy services, which prevents unauthorized users from disguising themselves as valid network entities (or "spoofing").

  . Enabling full security for common TCP applications, including Gopher, Telnet, FTP and NNTP.

  . Enabling extensive real-time logging, auditing, monitoring and reporting functions to ensure that an electronic "fingerprint" of an unauthorized user is obtained.

  . Security for filtering Java applets.

  . Security to prevent denial of service attacks.

  . Integrated URL blocking based upon the industry's leading filter and subscription service.

  . 2D/3D data graphing and visualization.

  . The ability to precisely filter IP services within VPN tunnels.

  The Company believes that its products incorporate or are supported by the broadest array of technologies and product features available as integrated components of a comprehensive network security solution. Examples of key technologies and product features underlying the Company's products include:

  . An intuitive GUI based upon the MOTIF industry standard, which allows network administrators to easily set security parameters, control access and configure the system.

  . Security for common IP applications including HTTP, Gopher, Telnet, FTP,
    NNTP, and SMTP.

  . Transparent access to external networks for HTTP, FTP and Telnet.

  . A suspicious activity monitor ("SAM"), which offers real-time monitoring and detection of network activity with multiple notification options, such as fax, pager, e-mail, audio alarm or SNMP alert.

  . Configuration of remote sites and monitoring of a global, multi-level security system from a single point of control.

  . Network address translation, which provides the ability to hide the addresses of network nodes.

  . Illegal address support, which facilitates unambiguous communication with legitimate network addresses.

  . Strong authentication and encryption from industry leading partners including Security Dynamics, Bellcore and RSA Data Security, Cryptocard and Assurenet Pathways/Axent.

PRODUCTS

  The following table sets forth information regarding Raptor's current product offerings.

                                                                                   DATE OF
    ENVIRONMENT      PRODUCT NAME                  DESCRIPTION                   INTRODUCTION
    -----------      ------------                  -----------                   ------------
Internet             Eagle        Application-level firewall that protects         Q3 1992
                     Eagle NT     internal network from external intrusion and     Q1 1996
                                  serves as the foundation for the Company's
                                  other products
                     THE WALL     THE WALL is a domain 1 security solution. It     Q1 1997
                                  was designed to provide smaller organizations
                                  with the same level of protection from
                                  intrusion demanded by Fortune 500 companies,
                                  in a very simple and highly affordable
                                  configuration.
LANs and Intranets   EagleLAN     Distributed firewall technology that protects    Q3 1992
                                  departmental networks, including Intranets,
                                  from unauthorized access by internal users
                     EagleDesk    Provides secure communications directly to       Q3 1995
                                  and from networked PCs
Mobile PC Users      EagleMobile  Provides secure communications over the          Q3 1995
                                  Internet and other public networks to and
                                  from mobile PC users
Remote Sites         EagleRemote  Provides secure communications over the          Q1 1995
                                  Internet and WANs to and from remote networks
Enterprise Security  Hawk         Provides centralized configuration,              Q3 1995
 Management                       monitoring, administration and management
                                  capabilities in support of distributed
                                  security solutions

                                                                            DATE OF
ENVIRONMENT  PRODUCT NAME                   DESCRIPTION                   INTRODUCTION
-----------  ------------                   -----------                   ------------
             EagleConnect  Virtual private networking technology that       Q1 1995
                           provides encrypted, authenticated tunnels
                           over both the Internet and WANs; integrates
                           Raptor modules
             EagleNetwatch Provides data graphing and 2D/3D                 Q2 1996
                           visualization of network activity
             WebNot        URL Blocker filters access to objectionable      Q4 1996
                           web sites

  Eagle(TM). The Eagle application-level firewall is the foundation for Raptor's integrated, enterprise-wide network security solution. Only after the Eagle firewall is in place can the Company's other products, such as EagleLAN, EagleDesk, EagleRemote and EagleMobile, be added to address specific network security needs. The Eagle firewall secures communications over the Internet or other public networks and serves as a barrier between the Internet and the enterprise network. The Eagle includes a powerful network security management facility with an intuitive GUI, real-time suspicious activity monitoring (SAM) and alert capabilities, multiple types of standard encryption and authentication, proxy services, and EagleConnect virtual private networking. The Eagle requires a dedicated workstation. Depending on configurations, the Eagle firewall is generally priced to end-users at between $6,500 and $25,000.

  EagleLAN /EagleDesk(TM). EagleLAN and EagleDesk are designed for improving the internal security of a LAN or an Intranet. They provide protection against unauthorized access to network resources by internal users. EagleLAN provides workgroup security while EagleDesk protects communications among individual PCs within and across workgroups. EagleLAN supports Sun, Hewlett-Packard, IBM and Data General operating systems. The EagleLAN product supporting Windows NT became commercially available during the second quarter of 1996. EagleDesk operates on PCs with Windows 95 or Windows for Workgroups and the Company expects that its EagleDesk product for PCs with Windows NT will be commercially available by the end of the second quarter of 1997. EagleLAN is generally priced to end-users at $3,500 and EagleDesk is generally priced to end-users at $99 per PC client.

  EagleMobile(TM). EagleMobile (formerly known as EagleNomad) provides multiple levels of security for remote users utilizing a PC to connect to an internal network or communicate within an Intranet. EagleMobile provides password protection for the PC, user authentication to prevent unauthorized access to internal network resources and data encryption to protect the integrity of information transmitted over the Internet or other public or private networks. EagleMobile supports PCs with Windows 95 or Windows for Workgroups. EagleMobile is generally priced to end-users at $99 per PC client.

  EagleRemote(TM). Extending the capabilities of the Eagle firewall, EagleRemote provides network administrators with the ability to secure communications to and from remote networks. EagleRemote's target customers are enterprises with multiple divisions and remote locations. EagleRemote works in conjunction with an Eagle-protected server to provide remote site network security and remote management and control from a centralized location. EagleRemote currently supports Sun, Hewlett-Packard operating systems, as well as the Windows NT operating system. Depending on configurations, EagleRemote is generally priced to end-users between $5,500 and $22,000.

  Hawk(TM)/EagleConnect(TM)/EagleNetwatch(TM). Hawk provides centralized configuration, monitoring, administration and management capabilities in support of the Company's distributed security solution. EagleConnect is the Company's virtual private networking technology, which creates encrypted, authenticated "tunnels" of communication within an organization's network and over a public network, such as the Internet. EagleConnect transparently manages the connections between the network security points throughout the entire enterprise. EagleConnect is utilized in all of the Company's products. The EagleNetwatch product became commercially available during the second quarter of 1996 . EagleNetwatch provides data graphing and 2D/3D visualization of network activity, including protocol and application monitoring, and reporting and trend analysis.

  THE WALL(TM). THE WALL is the first product of its kind to specifically and exclusively address the needs of smaller companies, schools and municipalities for safe, simple and affordable access to the World Wide Web. Based on Raptor's award-winning Eagle technology, THE WALL is a Windows NT-based preconfigured firewall for protecting an organization's file transfers, electronic mail and World Wide Web access, including blocking objectionable Web sites. THE WALL provides the industry's highest level of security against outside attacks by denying all incoming access to an organization's network. THE WALL serves as the foundation for a new, low-end product line and provides a clean and simple upgrade path to the Eagle family. THE WALL is generally priced to end-users between $995 and $1,500, depending upon configuration.

SALES AND MARKETING

  The Company's marketing strategy is to achieve broad market penetration by employing multiple distribution channels, including direct sales, strategic VARs, regional VARs and international VARs. The Company believes that this distribution strategy will enable it to market its family of network security solutions effectively to potential customers based upon their specific needs.

  Direct Sales. The Company employs a direct sales force to market its products to large, information-driven enterprises, such as financial services, telecommunications and high-technology companies, and other large organizations. The Company currently employs 18 direct sales representatives and maintains direct sales offices in Atlanta, Boston, Chicago, Dallas, Florida, Los Angeles, New York, San Francisco, Washington, DC, Amsterdam, Tokyo and London. The Company believes that it is gaining market share and building brand awareness among the early adopters of network security software products through its direct sales channel.

  Strategic VARs. The Company also markets directly to strategic VARs, such as Bell Atlantic Network Integration Services, Compaq Computer Corporation ("Compaq"), Data General Corporation, Digex Express Group, Inc., Digital Equipment Corporation, Hewlett-Packard Company, Intergraph Corporation, PSINet, Inc., Shiva Corporation, Siemens Nixdorf Information Systems, Sprint Corporation and UUNet Technologies, Inc. These strategic VARs market and sell the Company's products under the Raptor brand name. The Company believes that committing resources to this channel will continue to result in new market opportunities. In addition, the Company entered into definitive technology, marketing, distribution and funding agreements with Compaq relating to Raptor's NT firewall products.

  Regional VARs. The Company has built an extensive value-added reseller channel to market Raptor products to companies in a variety of industries, such as manufacturers, airlines, retailers and insurance underwriters, as well as small- and medium-sized enterprises. The Company believes that smaller organizations or organizations that are not early adopters of new technologies are better serviced by VARs who are in close proximity to the customer and can provide the customer with the necessary level of support. The Company has relationships with approximately 250 domestic VARs.

  International VARs. The Company has relationships with more than 50 VARs in Europe, Asia, Australia and Latin America, such as Kanematsu Electronics, Ltd., Marubeni Hytech Corporation, Matsushita Electric Works, Ltd. and Racal-Airtech, Ltd.

  In support of its sales efforts, the Company conducts sales training courses, comprehensive targeted marketing programs, including direct mail, public relations, advertising, seminars, trade shows and telemarketing, ongoing customer and third-party communications programs. The Company also seeks to stimulate interest in computer and network security through its public relations program, speaking engagements, white papers, technical notes and other publications. The Company also has established a home page on the Web, which includes an extensive library of articles concerning network security issues and developments. The address for the Company's home page is www.raptor.com.

CUSTOMER SERVICE AND SUPPORT

  The Company offers software support contracts to customers who have entered into license agreements for the use of Raptor's software products. The Company provides customer service and support through its internal technical support organization. Support services include the maintenance of the Company's software products in accordance with specifications contained in the user's guide for such products, access to technical support personnel and the free availability of product enhancements. The Company's VARs also provide telephone and initial support to end-users of the Company's products.

  The Company also provides support services to potential customers and resellers. Potential clients who have entered into an evaluation agreement with the Company are given 30 days of support without charge during the product evaluation. The Company provides resellers with sales training for qualified sales personnel and technical training for qualified technical personnel at no charge. The Company will also furnish technical assistance and installation support to end-users of the Company's products if a reseller is unable to do so but reserves the right to charge the reseller a fee for such services.

PRODUCT DEVELOPMENT

  The Company believes that its future success will depend upon its ability to enhance its existing products and develop and introduce new products which keep pace with technological developments in the marketplace and address the increasingly sophisticated needs of its customers. The Company works closely with certain of its larger VARs who are on the leading edge of network security needs through extended alpha programs. In addition, these customers provide significant product feedback that is channeled into product development and innovation. The Company intends to expand its existing product offerings and to introduce new application products for the enterprise network security market. The Company's new product development efforts are focused on enhancements to Raptor's current suite of products and new network security products, including products that support additional hardware platforms. While the Company expects that certain of its new products will be developed internally, the Company may, based on timing and cost considerations, expand its product offerings through acquisitions. In addition, the Company has relied and will continue to rely on external development resources for the development of certain of its products and components thereof, such as its GUI and network activity monitoring features.

  On December 3, 1996, the Company invested $4 million to acquire approximately 15% of VPNet Technologies, Inc. ("VPNet") of San Jose, CA, a privately held start-up company. VPNet has recently announced a series of next generation products designed to make virtual private networks (VPNs) a viable, secure and affordable alternative to dedicated private leased lines. Raptor will assist VPNet with developing its sales and marketing channels. VPNet's hardware-based VPN service units incorporate key technologies including key management and accelerated data compression and encryption at an aggressive new price point.

  As of February 21, 1997, the Company had 28 employees and 10 independent contractors devoted to product development and expects to increase this number over the next year. The Company is a member of the Internet Engineering Task Force, the National Computer Security Association, Intelligent Input OutPut System sponsored by Intel, the Automotive eXchange Network (AXN) consortium sponsored by the Automotive Industry Action Group and the Secure Wide Area Networking Task Force. These groups encourage the development of products that conform to specified industry standards.

COMPETITION

  The market for network security products and services is new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to intensify in the future. The Company's principal current competitors include America Online, Inc.'s Advanced Network and Services subsidiary, Ascend Communications Corporation, Bay Networks, CheckPoint Software Technology, Ltd., Cisco Systems, Inc., Cybergaurd, Digital Equipment Corporation, International Business Machines Corporation, Milkyway Networks Corporation, Network Systems Corporation, Secure Computing Corporation, Sun

Microsystems, Inc., 3Com Corporation, Trusted Information Systems Inc. and V-One, Inc. Due to the rapid expansion of the network security market, the Company may face competition from new entrants in the network security industry, possibly including the Company's resellers. In addition, a number of network hardware manufacturers, such as Cisco Systems, are now offering products with embedded firewalls, and Microsoft has announced new software products with security features. There can be no assurance that current or future network security products offered by the companies competitiors will be more effective than the Company's current or future products or that the Company's technologies and products would not be rendered obsolete by such developments. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. While the Company believes that it does not compete against manufacturers of other classes of security products (such as encryption and authentication), there can be no assurance that the Company's customers will not perceive the products of such other companies as substitutes for the Company's products.

  The Company believes that the principal competitive factors affecting the market for network security products include security effectiveness, scope of product offerings, technical features, ease of use, reliability, customer service and support, distribution channels and price. Although the Company believes that its products currently compete favorably with respect to such factors, particularly in the high-end of the network security market, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other competitive resources.

  Current and potential competitors have established or may in the future establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the security needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share. If this were to occur, the financial condition or results of operations of the Company could be materially adversely affected.

PROPRIETARY TECHNOLOGY

  The Company relies on copyright and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect its proprietary rights. The Company currently has four patent applications pending in the United States relating to computer security software and hardware. While the Company believes that the pending patent applications relate to patentable devices or concepts, there can be no assurance that any pending or future patent applications will be granted or that any future patent relied upon by the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder or under licensing agreements will provide competitive advantages to the Company. The Company believes that, due to the rapid pace of technological innovation for network security products, the Company's ability to establish and maintain a position of technology leadership in the industry is dependent more upon the skills of its development personnel than upon the legal protections afforded its existing technology.

  The Company's success is dependent in part upon its proprietary software and security technology. There can be no assurance that its agreements with employees, consultants and others who participate in the development of its software will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. Furthermore, there can be no assurance that the Company's efforts to protect its rights through patent and copyright laws will not fail to prevent the development and design by others of products or technology similar to or competitive with those developed by the Company. The Company is not aware of any patent infringement charge or any violation of other proprietary rights claimed by any third party relating to the Company or the Company's products.

  The Company relies on an outside licensor for encryption technology that is incorporated into and is necessary for the operation of the Company's products. The Company's success will depend in part on its continued ability to obtain and use licensed technology that is important to the functionality of its products. An inability to continue to procure or use such technology would likely have an adverse effect on the Company's business, financial condition and operating results.

EMPLOYEES

  As of February 21, 1997, the Company had 112 full-time employees consisting of 59 in sales and marketing, 28 in development, 9 in customer support and 16 in administration and finance. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

ITEM 2. PROPERTIES:

FACILITIES

  The Company leases approximately 19,300 square feet of office space in Waltham, Massachusetts as its corporate headquarters. The initial term of the lease for the Company's current office space will expire on October 31, 1997. The Company expects to relocate its headquarters to larger facilities in the Boston area in 1997. The Company also leases office space for its sales representatives in Atlanta, Austin, Chicago, Dallas, Florida, Los Angeles, New York, San Francisco, Washington DC, Amsterdam, Tokyo and London. The Company leases approximately 2,000 square feet of research and development space in Nashua, New Hampshire.

ITEM 3. LEGAL PROCEEDINGS:

LITIGATION

  On February 27, 1995, Lightburn and Associates, Inc. ("LAI"), a former reseller of Raptor products, commenced an action against Raptor in the United States District Court for the District of Maryland. This action is based on allegations that Raptor engaged in unfair competition, fraud, intentional and/or negligent misrepresentation, tortious interference with business relationships and breach of contract by entering into direct contractual arrangements with two customers. On December 9, 1996, the Court granted Raptor's motion for summary judgment on all claims that had been asserted against Raptor. The Court similarly entered an order dismissing the counterclaims made by Raptor. As set forth in the Court's order, the case is now closed, subject to any appeal rights the parties may have. LAI has filed an appeal of the Court's decision, the outcome of which is not known at this time.

  On June 10, 1996, Raptor and one of its customers was sued by a former employee (a sales representative of Raptor whose employment had been previously terminated by Raptor) claiming that he is owed certain commissions on sales of Raptor products to this customer. Raptor anticipates that it will vigorously defend the claims asserted in this action. Discovery in this litigation is ongoing and at this time Raptor is unable to determine the ultimate outcome of the litigation. See Note J of Notes to Consolidated Financial Statements.

  Litigation costs are included in general and administrative expenses. The Company believes that the ultimate outcome of the above litigation will not have a material adverse effect on its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS:

  The Company's common stock began trading publicly on the NASDAQ National Market System effective February 6, 1996. The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol:
RAPT. The following table sets forth the high and low sales prices of the Company's common stock for the indicated periods as reported by NASDAQ.

   1996                                                             HIGH   LOW
   ----                                                            ------ ------
   First Quarter.................................................. 39 1/4 22 3/4
   Second Quarter................................................. 28 1/2 19 1/4
   Third Quarter.................................................. 27 1/2 12 3/4
   Fourth Quarter................................................. 25 3/4 16 3/4

  On February 1, 1997 there were 232 holders of record of the Company's common stock, excluding stockholders whose shares were held in nominee name. The Company believes, based on information provided by its stock transfer agent, that it has over 3,000 beneficial owners of its stock, most of whom own stock in nominee name.

  The Company has never declared nor paid any cash dividends on its common stock. The Company's policy is to retain and invest all earnings for use in the Company's business and therefore does not anticipate paying any cash dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA:

                            SELECTED FINANCIAL DATA

  The selected financial data set forth below with respect to the Company's statements of operations for the five years ended December 31, 1992, 1993, 1994, 1995 and 1996 and the balance sheets at December 31, 1992, 1993, 1994, 1995 and 1996 are derived from the financial statements of the Company included elsewhere in this Form 10-K. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto included elsewhere in this Form 10-K.

                                           YEAR ENDED DECEMBER 31,
                                    -----------------------------------------
                                     1992    1993    1994     1995     1996
                                    ------  ------  -------  -------  -------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue............................ $  115  $  477  $   248  $ 3,902  $14,527
Cost of revenue....................     27      53       10      308      846
                                    ------  ------  -------  -------  -------
Gross margin.......................     88     424      238    3,594   13,681
Operating expenses:
  Selling and marketing............    178     225      326    3,836    8,996
  Research and development.........     61     246      708    1,367    3,077
  General and administrative.......     82     166    1,165    1,153    2,221
    Total operating expenses.......    321     637    2,199    6,356   14,294
                                    ------  ------  -------  -------  -------
Operating loss.....................   (233)   (213)  (1,961)  (2,762)    (613)
Interest income (expense), net.....     (4)     (3)      (2)      76    2,414
                                    ------  ------  -------  -------  -------
Net income (loss).................. $ (237) $ (216) $(1,963) $(2,686) $ 1,801
                                    ======  ======  =======  =======  =======
Net income (loss) per common and
 common equivalent share(1)........ $ (.04) $ (.04) $  (.31) $  (.38) $   .13
                                    ======  ======  =======  =======  =======
Weighted average number of common
 and common equivalent shares
 outstanding(1)....................  5,458   5,926    6,253    7,048   13,641

                                                   DECEMBER 31,
                                        ---------------------------------------
                                        1992   1993    1994     1995     1996
                                        -----  -----  -------  -------  -------
                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.......................  $(178) $(305) $  (159) $   921  $53,690
Total assets..........................     13    272    1,113    4,285   63,184
Total liabilities and redeemable
 stock................................    181    571    3,020    8,761    4,056
Total stockholders' equity (deficit)..   (168)  (299)  (1,907)  (4,476)  59,128

--------
(1) See Note B of Notes to Consolidated Financial Statements for an explanation of the method used to determine the weighted average number of common and common equivalent shares used in the computation of net loss per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

  The Company was organized in December 1991 as a Delaware corporation. During the period from December 1991 until its first round of venture financing in October 1994, the Company's products were in various stages of development and beta testing. There were minimal revenues during this period and the Company had one full-time employee on October 28, 1994.

  On October 28, 1994, the Company received $1.85 million in venture financing. The proceeds were used to repay Company indebtedness and for general operating expenses, increased staffing and the purchase of computer equipment. The Company had eight full-time employees and two independent contractors on December 31, 1994. Revenues for 1994 totaled $248,000.

  A second round of venture financing in April 1995 raised an additional $4.0 million. The proceeds were used for general operating expenses, increased staffing and the purchase of capital equipment. During the balance of 1995, the Company expanded its presence by opening six additional sales offices across the United States and by developing a significant network of resellers both in the United States and abroad. In March 1995, the Company introduced EagleRemote and EagleConnect and in July 1995 the Company introduced its EagleDesk, EagleMobile and an updated version of the Eagle firewall. For the year ended December 31, 1995, revenue totaled $3.9 million, and the Company had 58 full-time employees and 9 independent contractors as of that date. In January 1996, the Company received $5.0 million from Compaq in connection with the issuance of shares of Series C Convertible Preferred Stock. The Company raised another $45 million from the initial public offering of its Common Stock on February 7, 1996. In April 1996, the Company received an additional $1.0 million from Compaq as consideration for the purchase of warrants issued to Compaq. Raptor received $4.0 million in October of 1996 when Compaq exercised such warrants. Compaq's ownership percentage of common stock of the Company after this transaction is approximately 6.6% and amounts to approximately $10 million. For the year ended December 31, 1996, operating revenue totaled $14.5 million, and the Company had 100 full-time employees and 11 independent contractors as of that date. See Note G of Notes to Financial Statements.

  The Company has committed significant research and development resources to its Eagle products. In 1997, the Company intends to continue to increase its research and development expenses while also increasing the absolute dollars it spends in sales and marketing. The Company's expected levels of research and development are based on its plans for product enhancements and increased new product development. Selling and marketing expenses are expected to increase as a result of a continued expansion of distribution channels and marketing programs. Increases in general and administrative expenses are planned as the Company expands its finance and administrative staff and incurs increased expenses for insurance and other general operating expenses. As a consequence, operating results for a given period could be disproportionately affected by any shortfall in expected revenue. In addition, fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on the Company's results of operations. In view of the Company's short operating history, recent revenue growth and recent product introductions, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

 COMPARISON OF YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

  Revenue. The Company's revenue, which is comprised of sales of software licenses and maintenance revenues, decreased from $477,000 in 1993 to $248,000 in 1994 as the Company transitioned to a new management team and revised its sales strategy. In 1995, revenue increased to $3.9 million. This increase, which resulted primarily from the Company's investment in its distribution channels, is attributable to increased sales of its Eagle and EagleLAN products and, to a lesser extent, the introductions of its EagleRemote product in the first quarter of 1995 and its EagleMobile and EagleDesk products in the third quarter of 1995. During 1995, revenue attributable to the Eagle firewall and EagleLAN products was approximately $3.3 million, revenue attributable to products introduced in 1995 was approximately $300,000, and revenue attributable to maintenance was approximately $300,000. In 1996, revenues increased to $14.5 million. This increase is attributable to the introduction of the Eagle NT firewall, along with the continued expansion of the Company's distribution channels. The Eagle NT product, introduced in the first quarter of 1996, accounted for approximately $7.4 million of the $14.5 million in revenues for the year ended December 31, 1996. Maintenance revenues increased by $678,000 over those in 1995 to $922,000. This increase is attributable to the increase in business that the Company experienced during 1996.

  Cost of Revenue and Gross Margin. Cost of revenue is comprised of media, product manuals and labor costs associated with the distribution and support of the Company's products. Gross margin was $238,000 or 96% of revenue for 1994. Gross margin increased to $3.6 million or 92% for 1995 as a result of increased sales volume. In 1996, the gross margin was $13.7 million or 94%. Gross margins improved in 1996 due to increased revenues and efficiencies achieved in the production and customer support departments.

  Selling and Marketing. Selling and marketing expenses, which include salary, commission, advertising, travel and other selling-related expenses, increased from $326,000 in 1994 to $3.8 million in 1995. This substantial increase in spending resulted from the costs associated with the opening of eight sales offices and the development of the Company's network of VARs. Selling and marketing expenses as a percentage of sales were 98% for 1995. Selling and marketing expenses increased from $3.8 million in 1995 to $9.0 million in 1996, or 62% of sales in 1996. The increase from 1995 to 1996 is related to the continued investment being made in the Company's distribution channels, the increase in costs directly associated with revenue and the expansion of operations to include offices in London, England and Amsterdam, the Netherlands.

  Research and Development. Research and development expenses, which include salary, payments to independent contractors and other costs associated with the development of new products and the enhancement of existing products, increased from $708,000 in 1994 to $1.4 million in 1995 and $3.1 million in 1996. The increases resulted from the addition of development personnel and contract developers. The Company anticipates that its expenditures in this area will increase during 1997 as the Company increases the functionality of products, makes its products available on additional platforms and develops new products.

  General and Administrative. General and administrative expenses include salary, rent, other expenses associated with the general management and administration of the Company. General and administrative expenses increased from $166,000 in 1993 to $1.2 million in 1994, primarily due to the accrual of $850,000 in litigation expenses in 1994 for certain pending litigation and, to a lesser extent, the relocation of the Company's headquarters to Waltham, Massachusetts and increased staffing levels. See "Business--Litigation." General and administrative expenses were $1.2 million in both 1994 and 1995. However, in 1994 the largest cost was $850,000 of litigation expenses which were offset in 1995 by the Company's investment in management and administrative staff. General and administrative costs were $2.2 million in 1996, an increase of $1.0 million over those in 1995. The increase is due to increased staffing levels and public company compliance costs. The Company anticipates that general and administrative expenses will increase in absolute dollars over the 1996 levels through 1997 as it increases its finance and administrative staff and incurs additional general operating costs associated with the Company's growth and its reporting obligations as a public company. In November 1995, the Company recorded unearned compensation of $1.0 million in conjunction with the grant of options to purchase 512,700 shares of Common Stock at an exercise price of $.50 per share and $150,000 in conjunction with the sale of 75,000 shares of restricted common stock at a price of $.50 per share. The non-cash compensation expense for the options and the restricted stock will be recognized over four years. See Notes H and K of Notes to Consolidated Financial Statements.

  Interest Income and Expense. Interest income of $7,000 in 1994 increased to $103,000 in 1995 due to interest earned on the net proceeds from the venture financing. Interest income grew from $103,000 in 1995 to $2.4 million in 1996 due to interest earned on the net proceeds from the Company's initial public offering.

  Provision for Income Taxes. The effective income tax rate for the years ended December 31, 1996 and 1995 was 0 percent, due to operating losses generated in 1995 and prior years, and the carryover of those losses into 1996. The tax rate in 1997 is expected to be 35%. This tax rate estimate is based on current tax law and is subject to change.

 QUARTERLY COMPARISONS

  The following table presents selected financial information for the periods indicated. This information has been derived from the Company's unaudited financial statements which, in the opinion of management, reflect all adjustments necessary to fairly present this information when read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                THREE MONTHS ENDED
                         -----------------------------------------------------------------
                         MARCH 31, 1996 JUNE 30, 1996 SEPTEMBER 30, 1996 DECEMBER 31, 1996
                         -------------- ------------- ------------------ -----------------
                                                  (IN THOUSANDS)
Revenue.................     $2,068        $2,907           $4,141            $5,412
Cost of revenue.........        152           209              223               262
                             ------        ------           ------            ------
Gross margin............      1,916         2,698            3,918             5,150
                             ------        ------           ------            ------
Operating expenses:
  Selling and
   marketing............      1,597         1,944            2,458             2,997
  Research and
   development..........        567           884              827               799
  General and
   administrative.......        550           421              584               667
                             ------        ------           ------            ------
    Total operating
     expenses...........      2,714         3,249            3,869             4,463
                             ------        ------           ------            ------
Operating income
 (loss).................       (798)         (551)              49               687
Interest income
 (expense), net.........        369           701              656               688
                             ------        ------           ------            ------
Net income (loss).......     $ (429)       $  150           $  705            $1,375
                             ======        ======           ======            ======

LIQUIDITY AND CAPITAL RESOURCES

  Since its organization, the Company has financed its operations through the issuance of equity securities and notes to shareholders and short-term borrowings. In 1994, the Company raised $1.85 million from a first round of venture funding. During 1995, the Company raised an additional $4 million from a second round of venture funding. In January 1996, the Company raised an additional $5 million through the issuance of shares of Series C Convertible Preferred Stock to Compaq, which automatically converted one for one to Common Stock upon the closing of the Company's initial public offering. The Company received another $1 million from Compaq upon the closing of the initial public offering as consideration for warrants issued to Compaq. The Compaq warrants were exercisable for 363,636 shares of Common Stock at $11 per share and were exercised in October 1996 by Compaq. The Company received $4 million from the exercise of the Compaq warrants. The Company also raised $45 million from its initial public offering in February 1996. See Note K of Notes to Consolidated Financial Statements.

  Cash and cash equivalents were $949,000 at the end of 1994, $1.9 million at the end of 1995, and $38 million at the end of 1996. Cash used in operating activities increased substantially from $544,000 in 1994 to $3.2 million in 1995 as the Company's operating loss increased to $2.6 million and accounts receivable increased by $1.6 million. These increases were partially offset by increases in accrued liabilities and deferred revenue. In 1996, cash provided by operations was $1.5 million. This increase was primarily due to the Company's $1.8 million net income in 1996 along with an increase in deferred revenues of $1 million. Cash used in investing activities increased from $57,000 in 1994 to $706,000 in 1995 and to $21 million in 1996. The increase in 1995 is primarily the result of the Company's acquisition of computer equipment while the 1996 increase was due to the Company's investments in marketable securities and a $4 million investment in the common stock of VPNet. Cash provided by financing activities of $1.5 million in 1994 increased to $4.8 million in 1995, due primarily to the second round of venture financing. In 1996, Cash provided by financing activities increased to $55 million due primarily to the proceeds of $45 million from the Company's initial public offering, $5 million from the sale of warrants and Common Stock to Compaq and $5.8 million from the issuance of Preferred Stock to Compaq.

  Capital expenditures for property and equipment were $57,000 in 1994, $706,000 in 1995 and $1,212,000 in 1996. These expenditures have generally been for computer workstations, personal computers, office furniture and equipment as well as leasehold additions and improvements. The Company expects to purchase additional computer equipment during 1997.

  The Company believes that cash generated from operations, together with existing cash and cash equivalents, will be sufficient to finance the Company's cash needs through at least the first quarter of 1998. The Company continues to investigate the acquisition of key technology, complementary product lines and other companies, all of which may be financed by a variety of sources.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

  This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are set forth below. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

  A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, changes in the market, changes in technology, competition from larger, more established competitors, general economic conditions, the Company's continued ability to develop and introduce innovative products, new product announcements from other companies, pricing practices of competitors, the Company's ability to control costs and its ability to attract and retain key employees.

  Market prices for securities of software companies have generally been volatile. In particular, the market price of the Company's common stock has been and may continue to be subject to significant fluctuations. These fluctuations may be due to factors specific to the Company or to factors affecting the computer industry or securities markets in general.

  The Company derives substantially all of its revenue from its Eagle family of network security products, all of which are dependent upon the Company's Eagle application-level firewall. As a result, any factor adversely affecting sales of this product could have a material adverse effect on the Company.

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

  The Company recently has experienced significant growth in both revenue and in employees. This growth has resulted in an increase in responsibilities placed upon the Company's management and has placed added pressures on the Company's operating and financial systems. In 1995, the Company hired 50 new employees, including its Chief Executive Officer and other key members of management, to help it manage this growth. In 1996, the Company hired 42 additional employees including its Chief Financial Officer. The Company's ability to assimilate new personnel will be critical to the Company's performance, and there can be no assurance that the management and systems currently in place will be adequate if the Company continues to grow or that the Company will be able to implement additional systems successfully and in a timely manner as required.

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

  The Company distributes its products primarily through strategic VARs, regional VARs and international VARs. The success of the Company is therefore dependent in large part upon the performance of its resellers, and is therefore outside the Company's control. The Company's relationships with most of its resellers have been established within the last year, and the Company is unable to predict with accuracy the extent to which its resellers will be successful in marketing and selling the Company's products.

  In addition, as the network security industry continues to evolve, the Company plans to develop and introduce new products to address the changing needs of the evolving network security market. There can be no assurance that the Company will be able to develop new products or that such products will achieve market acceptance or, if market acceptance is achieved, that the Company will be able to maintain such acceptance for a significant period of time. Any inability of the Company to develop products on a timely basis that address changing customer requirements may require the Company to substantially increase development expenditures or may result in a loss of market share to a competitor. Moreover, products as complex as those offered by the Company may contain undetected errors when first introduced or when new versions are released. The Company has in the past discovered software errors in certain of its product offerings after their introduction and has experienced delays and lost revenue during the period required to correct these errors. In particular, the personal computer hardware environment is characterized by a wide variety of non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. There can be no assurance that, despite testing by the Company, errors will not occur in new products or releases after commencement of commercial shipments, resulting in adverse publicity, in loss of or delay in market acceptance, or in claims by customers against the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Prior to 1996, there was no public market for the Company's Common Stock. In addition, in recent years the stock market in general, and the market for shares of small capitalization companies in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance. General market price declines or market volatility in the future could have a material adverse effect on the market price of the Common Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Raptor Systems, Inc.:

  We have audited the accompanying consolidated balance sheets of Raptor Systems, Inc. and its wholly owned subsidiaries as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raptor Systems, Inc. and its wholly owned subsidiaries as of December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          Coopers & Lybrand L.L.P.

Boston, Massachusetts
January 28, 1997

                              RAPTOR SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1995         1996
                                                       -----------  -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents..........................  $ 1,889,584  $37,567,372
  Marketable securities..............................          --    15,396,866
  Accounts receivable, less allowances of $197,000
   and $431,000, at December 31, 1995 and 1996,
   respectively......................................    1,497,385    4,048,456
  Other current assets...............................      272,591      733,507
                                                       -----------  -----------
    Total current assets.............................    3,659,560   57,746,201
                                                       -----------  -----------
  Net property and equipment.........................      625,550    1,401,447
  Equity investments.................................          --     4,036,001
                                                       -----------  -----------
    Total assets.....................................  $ 4,285,110  $63,183,649
                                                       ===========  ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable...................................  $   131,851  $   481,266
  Accrued liabilities................................      573,250    1,879,903
  Accrued litigation.................................      820,115      114,426
  Bank debt..........................................      681,972          --
  Deferred revenue...................................      530,928    1,580,289
                                                       -----------  -----------
    Total current liabilities........................    2,738,116    4,055,884
                                                       -----------  -----------
Long-term bank debt..................................      253,333          --
Mandatory redeemable convertible preferred stock $.01
 par value; 1,995,839 shares authorized; 1,995,839
 shares issued and outstanding at December 31, 1995
 and none at December 31, 1996. .....................    5,769,649          --
Stockholders' equity (deficit):
  Preferred stock, $.01 par value; 3,004,161 and
   5,000,000 shares authorized at December 31, 1995
   and 1996, respectively; none issued and
   outstanding.......................................          --           --
  Common stock, $.01 par value; 30,000,000 shares
   authorized; 2,449,770 and 13,102,528 shares issued
   and outstanding at December 31, 1995 and 1996,
   respectively......................................       24,498      131,025
Additional paid-in capital...........................     (408,549)  60,989,463
Accumulated deficit..................................   (2,978,580)  (1,177,620)
Cumulative translation adjustment....................          --        (1,746)
Unearned compensation................................   (1,113,357)    (813,357)
                                                       -----------  -----------
    Total stockholders' equity (deficit).............   (4,475,988)  59,127,765
                                                       -----------  -----------
    Total liabilities and stockholders' equity.......  $ 4,285,110  $63,183,649
                                                       ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                              RAPTOR SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                            1994         1995         1996
                                         -----------  -----------  -----------
Revenue................................  $   247,548  $ 3,901,634  $14,527,059
Cost of revenue........................        9,594      307,424      845,900
                                         -----------  -----------  -----------
Gross margin...........................      237,954    3,594,210   13,681,159
Operating expenses:
  Selling and marketing................      326,386    3,836,097    8,995,697
  Research and development.............      707,847    1,367,370    3,077,096
  General and administrative...........    1,165,036    1,153,154    2,221,359
                                         -----------  -----------  -----------
    Total operating expenses...........    2,199,269    6,356,621   14,294,152
                                         -----------  -----------  -----------
Operating loss.........................   (1,961,315)  (2,762,411)    (612,993)
Interest income........................        6,900      102,774    2,413,953
Interest expense.......................       (8,801)     (26,766)         --
                                         -----------  -----------  -----------
Net income (loss)......................  $(1,963,216) $(2,686,403) $ 1,800,960
                                         ===========  ===========  ===========
Net income (loss) per common and common
 equivalent share......................  $      (.31) $      (.38) $       .13
Weighted average common and common
 equivalent shares outstanding.........    6,253,492    7,047,923   13,640,543


   The accompanying notes are an integral part of the consolidated financial statements.

                              RAPTOR SYSTEMS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                            COMMON        COMMON     ADDITIONAL                              CUMULATIVE
                            STOCK         STOCK       PAID-IN-    ACCUMULATED    UNEARNED    TRANSLATION
                           -SHARES-   $.01 PAR VALUE   CAPITAL      DEFICIT    COMPENSATION  ADJUSTMENT     TOTAL
                          ----------  -------------- -----------  -----------  ------------  ----------- -----------
BALANCE AT DECEMBER 31,
 1993...................     975,000     $  9,750    $   145,250  $  (454,336)                 $   --    $  (299,336)
Net loss................                                           (1,963,216)                            (1,963,216)
Issuance of common
 stock..................   1,559,250       15,592        439,839                                             455,431
Shares repurchased and
 canceled...............    (468,750)      (4,687)       (95,307)                                            (99,994)
Accumulated deficit
 reclassified upon
 termination of
 subchapter S status....                              (2,125,375)   2,125,375                                    --
                          ----------     --------    -----------  -----------  -----------     -------   -----------
BALANCE AT DECEMBER 31,
 1994...................   2,065,500     $ 20,655    $(1,635,593) $  (292,177)                 $   --    $(1,907,115)
Net loss................                                           (2,686,403)                            (2,686,403)
Exercise of stock
 options................     309,270        3,093         14,894                                              17,987
Issuance of common
 stock..................      75,000          750         36,750                                              37,500
Issuance of stock
 options and restricted
 stock below fair market
 value..................                               1,175,400               $(1,175,400)                      --
Amortization of unearned
 compensation...........                                                            62,043                    62,043
                          ----------     --------    -----------  -----------  -----------     -------   -----------
BALANCE AT DECEMBER 31,
 1995...................   2,449,770     $ 24,498    $  (408,549) $(2,978,580) $(1,113,357)    $   --    $(4,475,988)
Net income..............                                            1,800,960                              1,800,960
Exercise of stock
 options................     441,105        4,411        175,275                                             179,686
Issuance of common
 stock..................   3,360,505       33,605     50,521,603                                          50,555,208
                          ----------     --------    -----------                                         -----------
Conversion of preferred
 stock..................   6,487,512       64,875      5,704,774                                           5,769,649
                          ----------     --------    -----------                                         -----------
Issuance/Exercise of
 stock warrants.........     363,636        3,636      4,996,360                                           4,999,996
Cumulative translation
 adjustment.............                                                                        (1,746)       (1,746)
Amortization of unearned
 compensation...........                                                           300,000                   300,000
                          ----------     --------    -----------  -----------  -----------     -------   -----------
BALANCE AT DECEMBER 31,
 1996...................  13,102,528     $131,025    $60,989,463  $(1,177,620) $  (813,357)    $(1,746)  $59,127,765
                          ==========     ========    ===========  ===========  ===========     =======   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                              RAPTOR SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEARS ENDED DECEMBER 31,
                                        --------------------------------------
                                           1994         1995          1996
                                        -----------  -----------  ------------
Operating activities:
  Net income (loss).................... $(1,963,216) $(2,686,403) $  1,800,960
  Adjustments to reconcile net income
   (loss) to net cash provided by (used
   in) operating activities:
    Depreciation.......................       8,091      135,176       435,894
    Provision for receivable
     allowances........................         --       195,000       234,000
    Compensation expense on equity
     issuances.........................     355,437       62,043       300,000
    Changes in operating assets and
     liabilities:
      Accounts receivable..............     153,194   (1,632,605)   (2,785,071)
      Other assets.....................     (48,958)    (223,633)     (460,915)
      Accounts payable.................     (28,789)      56,368       355,517
      Accrued liabilities..............      45,630      481,791     1,298,804
      Accrued litigation...............     850,000      (29,885)     (705,689)
      Deferred revenue.................      84,376      446,552     1,049,361
                                        -----------  -----------  ------------
  Cash provided by (used in) operating
   activities..........................    (544,235)  (3,195,596)    1,522,861
Investing activities:
  Purchases of property and equipment..     (57,486)    (706,072)   (1,211,791)
  Purchases of marketable securities...         --           --    (15,396,866)
  Equity investment in common stock....         --           --     (4,036,001)
                                        -----------  -----------  ------------
    Cash used in investing activities..     (57,486)    (706,072)  (20,644,658)
                                        -----------  -----------  ------------
Financing activities:
  Amounts payable to related parties...    (305,433)    (115,500)          --
  Proceeds from issuance of common
   stock...............................         --        55,487    44,965,245
  Proceeds from exercise of stock
   warrants............................         --           --      3,999,996
  Proceeds from issuance of stock
   warrants............................         --           --      1,000,000
  Net proceeds from issuance of
   preferred stock.....................   1,802,958    3,966,691     5,769,649
  Proceeds from bank debt..............         --       935,305      (935,305)
                                        -----------  -----------  ------------
  Cash provided by financing
   activities..........................   1,497,525    4,841,983    54,799,585
                                        -----------  -----------  ------------
  Net increase in cash and cash
   equivalents.........................     895,804      940,315    35,677,788
Cash and cash equivalents at beginning
 of year...............................      53,465      949,269     1,889,584
                                        -----------  -----------  ------------
Cash and cash equivalents at end of
 year.................................. $   949,269  $ 1,889,584  $ 37,567,372
                                        ===========  ===========  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                             RAPTOR SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS:

  The Company develops, markets, licenses and supports a family of integrated network security software products that provide comprehensive, enterprise-wide security for organizational networks, including networks that are connected to the Internet and Intranets.

B. SIGNIFICANT ACCOUNTING POLICIES:

 Revenue Recognition

  The Company's revenue recognition policy is in conformance with the American Institute of Certified Public Accountants' Statement of Position 91-1, "Software Revenue Recognition." Revenue is generally recognized from the license of software upon shipment, net of allowances, provided that no significant vendor obligations remain. Allowances for estimated future returns, credits, and doubtful accounts are netted against accounts receivable. Support, service and training revenue is recognized as the services are performed. Payments received in advance of revenue recognition are included in deferred revenue.

 Research and Development and Software Development Costs

  Research and development expenditures are charged to operations as incurred. Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to cost of sales against the related revenue. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant.

 Cash Equivalents

  The Company considers all short-term investments, which consist of money market accounts and Government securities with original maturities of less than 90 days, to be cash equivalents. Securities held with maturities greater than 90 days but less than a year are classified as marketable securities available for sale.

 Income Taxes

  Prior to October 26, 1994, the Company was an S Corporation under the rules of the Internal Revenue Code. Under this election, the company passes through to its shareholders, as individual taxpayers, each item of income, loss, deduction or credit. Accordingly, no federal income tax was recorded through October 26, 1994. Effective October 26, 1994, the Company changed from an S Corporation to a C Corporation, which requires that taxes on income be paid by the Company. As a result of the termination of S Corporation status, the Company has reclassified the cumulative deficit from accumulated deficit to additional paid-in capital.

  The Company uses the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are determined based on the differences between the tax and financial reporting basis of assets and liabilities and are measured using the tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

 Property and Equipment

  Property and equipment are stated at cost and are depreciated by use of the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Upon sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in operations. Repair and maintenance costs are expensed as incurred.

                             RAPTOR SYSTEMS, INC.

 Computation of Net Income per Common and Common Equivalent Share

  Net income per common share is computed based upon the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83") all common and common equivalent shares and other potentially dilutive instruments (including stock options and the redeemable convertible preferred stock) issued during the twelve month period prior to the initial filing date in December 1995 of the Registration Statement for the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented. The common equivalent shares for stock options were determined using the treasury stock method at an assumed initial public offering price of $11.00 per share. The redeemable convertible preferred stock was included on an as-if converted basis.

  Fully diluted net income per common share is the same as primary net income per common share for all periods presented.

 Accounting Standards

  SFAS No. 128, "Earnings Per Share", must be adopted in 1997. The standard requires the replacement of the current primary earnings per share presentation with a basic earnings per share presentation. Basic earnings per share includes no dilution and is computed by dividing income available for common stock holders by the weighted-average number of common shares outstanding for the period. Management has not made a determination of the impact the adoption of SFAS No. 128 would have on the consolidated financial statements.

 Risks and Uncertainties

  The Company invests its cash primarily in deposits and money market funds with commercial banks and in government securities. The Company has not experienced any losses to date on its invested cash.

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

C. PROPERTY AND EQUIPMENT:

  Property and equipment consists of the following:

                                                              DECEMBER 31,
                                                          ---------------------
                                                            1995        1996
                                                          ---------  ----------
   Office and computer equipment......................... $ 677,460  $1,571,786
   Furniture and fixtures................................    68,585     204,959
   Leasehold improvements................................    30,663     211,754
                                                          ---------  ----------
                                                            776,708   1,988,499
   Less accumulated depreciation.........................  (151,158)   (587,052)
                                                          ---------  ----------
                                                          $ 625,550  $1,401,447
                                                          =========  ==========

                             RAPTOR SYSTEMS, INC.

D. INCOME TAXES:

  The effective tax rate varies from the amount computed using the statutory federal income tax rate as follows:

                                                                  1995    1996
                                                                 ------  ------
   Statutory rate...............................................  34.00%  34.00%
   Other........................................................    --     1.46
   Utilization of net operating losses.......................... (34.00) (35.46)
                                                                 ------  ------
   Net provision for income taxes...............................   0.00%   0.00%
                                                                 ======  ======


  The components of the net deferred tax asset at December 31, 1995 and 1996, were as follows:

                                                         DECEMBER 31,
                                                    ------------------------
                                                       1995         1996
                                                    -----------  -----------
   Federal and state net operating loss
    carryforwards.................................. $   912,000  $   500,000
   Stock options...................................         --     2,128,000
   Reserves and other..............................     388,000      409,000
                                                    -----------  -----------
   Deferred income tax assets......................   1,300,000    3,037,000
   Valuation allowance.............................  (1,300,000)  (3,037,000)
                                                    -----------  -----------
   Net deferred income tax assets.................. $       -0-  $       -0-
                                                    ===========  ===========

  Deferred tax assets are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. Deferred tax assets are measured using enacted tax rates.

  At December 31, 1996 the Company had federal tax net operating loss carryforwards of approximately 6,900,000, of which $5,600,000 related to disqualifying dispositions of qualified incentive stock options. The tax benefit of $2,128,000 related to disqualifying dispositions of qualified incentive stock options will be credited to equity when realized. The federal net operating loss carryforwards expire beginning in 2009.

  As required by Financial Accounting Statement No. 109, management of the Company has evaluated the positive and negative evidence of the realizability of its deferred tax asset. Management has considered the Company's history of losses and concluded, in accordance with the applicable accounting standards, that it is more likely than not that the net deferred tax assets will not be realized. Accordingly the Company has provided a full valuation allowance. Management re-evaluates the positive and negative evidence on a quarterly basis.

E. BANK DEBT:

  In September 1995, the Company obtained a working capital line of credit in the amount of $600,000 from a bank at the bank's prime rate plus 1/2% with final payment due in August 1996 and an equipment line of credit of $400,000 at the bank's prime rate plus 1%, which was available through December 31, 1995, with final payment due in June 1998. Amounts outstanding at December 31, 1995 totaled $535,305 and $400,000 under the working capital line and equipment line, respectively. These lines of credit are secured by all of the

                             RAPTOR SYSTEMS, INC.

Company's assets. In January 1996, these credit facilities were amended to provide (i) a working capital line of $2.0 million which increased to $5.0 million after the closing of the Company's initial public offering, at the bank's prime rate plus 1/2% with final payment due in January 1997; (ii) an additional equipment line of credit in the amount of $500,000 which increased to $1.0 million after the closing of the Company's initial public offering, at the bank's prime rate plus 1%, which was available through September 1996; and
(iii) a stand-by line of credit of $1.0 million at the bank's prime rate plus 2%, which was due in July 1996. At December 31, 1995 and 1996 the bank's prime rate was 8 1/2% and 8 1/4%, respectively. During 1996 all outstanding balances under these lines were paid down. As of December 31, 1996 there were no borrowings under these lines of credit.

F. COMMITMENTS:

 Lease Commitments

  In November 1994, the Company leased office facilities in Waltham, Massachusetts for its corporate headquarters. The Company has entered into other operating lease agreements for sales office facilities in New York, Virginia, Florida, California, Texas, Amsterdam and London expiring at various dates through the year 2001. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. Total rent expense for all operating leases was $7,695, $200,729 and $498,500 in 1994, 1995 and 1996,
respectively.

  Future minimum operating lease payments as of December 31, 1996 are $487,440, $113,623, $115,151, $98,014 and $41,790 due in 1997, 1998, 1999,
2000, and 2001, respectively.

G. REDEEMABLE CONVERTIBLE PREFERRED STOCK:

  At the time of its initial public offering, the Company had authorized 1,995,839 shares of $.01 par value Redeemable Convertible Preferred Stock, consisting of 1,181,500 authorized shares of Series A Redeemable Convertible Preferred Stock ("Series A Redeemable Stock") and 814,339 shares of Series B Redeemable Convertible Preferred Stock ("Series B Redeemable Stock"), none of which was outstanding at December 31, 1996.

  On October 28, 1994, the Company sold 1,181,500 shares of Series A Redeemable Stock in a private offering at a purchase price of $1.57 per share and received net proceeds of $1,802,958. Each share of Series A Redeemable Stock was converted into three shares of the Company's common stock upon the Company's initial public offering. The Series A Redeemable Stock had no fixed dividend requirement and had a liquidation preference of $1.57 per share.

  In April 1995, the Company sold 814,339 shares of Series B Redeemable Stock at a price of $4.93 per share. The Series B Redeemable Stock has the same terms as the Series A Redeemable Stock. Each share of Series B Redeemable Stock was converted into three shares of the Company's common stock at the Company's initial public offering.

  In January 1996, the Company agreed in principle to a Stock Purchase and Warrant Agreement with Compaq Computer Corporation ("Compaq") for $5 million in Series C Redeemable Convertible Preferred Stock and $1 million in warrants. Each share of Series C Redeemable Convertible Stock was converted into one share of the Company's common stock upon the Company's initial public offering. On April 15, 1996, the Company and Compaq executed a definitive Network Security Partnership Agreement. As a result of that agreement, warrants to purchase 363,636 shares of the Company's common stock became exercisable. On October 11, 1996 Compaq, through a wholly-owned subsidiary, exercised its warrants to purchase 363,636 shares of the Company's Common Stock at a price of $11.00 per share.

                             RAPTOR SYSTEMS, INC.

H. STOCK COMPENSATION PLANS:

 STOCK OPTION PLAN:

  The 1995 Stock Option and Grant Plan (the "1995 Stock Option Plan") permits the grant of (i) options to purchase shares of Common Stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) options that do not so qualify and
(iii) shares of Common Stock. Each non-employee director initially elected to the Board of Directors in the future will receive an automatic option grant to purchase 5,000 shares of Common Stock when such director is first elected to the Board of Directors, with 1,000 option shares vested at the time of grant and the remainder vesting proportionately over four years. In addition, each non-employee director will receive an automatic option grant to purchase 2,500 shares of Common Stock on each January 1st that such director is a member of the Board of Directors, with 500 option shares vested at the time of grant and the remainder vesting proportionately over four years. All option grants to non-employee directors will be at a per share exercise price equal to the fair market value of the Common Stock at the time of grant and have a ten year life. The 1995 Stock Option Plan is designed and intended as a performance incentive for officers, directors, employees, consultants and other key persons performing services for the Company to encourage such persons to acquire or increase a proprietary interest in the success of the Company. The 1995 Stock Option Plan is administered by the Compensation Committee as appointed by the Board of Directors from time to time. The 1995 Stock Option Plan was amended in 1996 to allow for the delegation by the Compensation Committee of its authority to grant incentive stock options to non-executive employees of the Company to the Company's Chief Executive Officer.

  Below is a summary of stock option activity under the Plans through December 31, 1996:

                                                        OPTIONS OUTSTANDING
                                                     ---------------------------
                                                                    WEIGHTED
                                           SHARES               AVERAGE EXERCISE
                                         AVAILABLE    SHARES         PRICE
                                         ----------  ---------  ----------------
   Balance at December 31, 1994.........  2,298,750        --           --
   Shares Authorized....................  1,250,000        --           --
   Options Granted...................... (2,730,144) 2,730,144       $ 0.17
   Options Exercised....................        --    (309,263)      $ 0.06
   Options Canceled.....................     83,065    (83,065)      $ 0.05
                                         ----------  ---------
   Balance at December 31, 1995.........    901,671  2,337,816       $ 0.18
                                         ----------  ---------
   Options Granted......................   (645,825)   645,825       $19.12
   Options Exercised....................        --    (441,105)      $ 0.41
   Options Canceled.....................    122,315   (122,315)      $10.11
                                         ----------  ---------
   Balance at December 31, 1996.........    378,161  2,420,221       $ 4.69
                                         ==========  =========

                             RAPTOR SYSTEMS, INC.

  The following table summarizes the status of the Company's stock options outstanding and exercisable at December 31, 1996:

                                           STOCK OPTIONS           STOCK OPTIONS
                                            OUTSTANDING             EXERCISABLE
                                   ------------------------------ ----------------
                                              WEIGHTED
                                               AVERAGE
                                              REMAINING  WEIGHTED         WEIGHTED
                                             CONTRACTUAL AVERAGE          AVERAGE
    RANGE OF                                    LIFE     EXERCISE         EXERCISE
 EXRCISE PRICESE                    SHARES   (IN YEARS)   PRICE   SHARES   PRICE
---------------                    --------- ----------- -------- ------- --------
   $0 to .05...................... 1,145,869    8.17      $  .05  148,066  $  .05
   $.06 to $.22...................   211,790    8.61      $  .20   21,254  $  .20
   $.23 to $1.00..................   492,505    8.96      $  .75   84,166  $  .75
   $1.01 to $15.24................   113,264    9.04      $ 8.80   13,802  $ 8.80
   $15.25 to $23.24...............   293,293    9.80      $19.39   15,022  $17.11
   $23.25 to 30.13................   163,500    9.55      $26.47   21,870  $29.57
                                   ---------                      -------
   Total.......................... 2,420,221                      304,180
                                   =========                      =======

  For stock options granted below fair market value in November 1995 for financial reporting purposes, the Company recorded unearned compensation of $1,025,400 which is being amortized over the four-year vesting period of the options. Of the outstanding options at December 31, 1995 and 1996, 28,287 and 304,180 were exercisable, respectively.

EMPLOYEE STOCK PURCHASE PLAN

  The Company's 1995 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan") was adopted by the Board of Directors in December 1995 and was approved by the stockholders in January 1996. The Company has reserved a total of 100,000 shares of Common Stock for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to ten percent of their compensation. The price of Common Stock purchased under the Employee Stock Purchase Plan will be 85% of the lower of the fair market value of the Common Stock on the first or last day of each six month purchase period. The Employee Stock Purchase Plan will be administered by the Compensation Committee of the Board of Directors. Employees are eligible to participate if they are customarily employed by the Company or any designated subsidiary for at least 20 hours per week and for more than six months. Under the Plan, the Company sold 10,535 shares to employees in 1996.

                             RAPTOR SYSTEMS, INC.

  Under Financial Accounting Standards No. 123, compensation cost is recognized for the fair value of the employee's options granted, which was estimated using the Black-Scholes model with the following assumptions for 1995 and 1996: no dividends for all years; an expected life of 4.5 years; expected volatility of 0 and .70 percent; and a risk-free interest rate of
6.125 percent. The weighted-average fair value of those stock options granted in 1995 and 1996 was $27,000 and $931,000, respectively.

  Under Financial Accounting Standards No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1996: no dividends for all years; an expected life of .67 year; expected volatility of .90 percent; and a risk-free interest rate of 5.375 percent. The weighted-average fair value of those purchase rights granted in 1996 was $94,000.

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for the 1995 Stock Option and Employee Stock Purchase Plans (the "Plans"). Accordingly, no compensation costs have been recognized for the Plans. Had compensation costs for the Plans been determined on the fair value at the grant dates for awards under the Plans consistent with the methodology prescribed under Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income would have been adjusted to the pro forma amounts indicated below:

                                                           DECEMBER 31,
                                                       ----------------------
                                                          1995        1996
                                                       ----------  ----------
                                                       (IN THOUSANDS, EXCEPT
                                                          PER SHARE DATA)
   Net income (loss)
     As reported...................................... $   (2,686) $    1,801
     Compensation expense for stock options and pur-
      chase plan......................................        (27)     (1,052)
                                                       ----------  ----------
     Pro forma net income (loss)......................     (2,713)        749
                                                       ==========  ==========
   Earnings (loss) per share:
     As reported...................................... $     (.38) $      .13
                                                       ==========  ==========
     Pro forma earnings (loss) per share.............. $     (.38) $      .05
                                                       ==========  ==========

I. SAVINGS PLAN:

  The Company's Savings Plan (the "401(k) Plan") was adopted by the Company in 1994. All United States employees of the Company are eligible to participate in the 401(k) Plan upon the completion of 90 days of service. Participants may elect to defer receipt of compensation and have such deferred amounts contributed to the 401(k) Plan to a maximum permitted under the Code. The Company makes no contributions under the 401(k) Plan.

J. LITIGATION:

  On February 27, 1995, Lightburn and Associates, Inc. ("LAI"), a former reseller of Raptor products, commenced an action against Raptor in the United States District Court for the District of Maryland. This action is based on allegations that Raptor engaged in unfair competition, fraud, intentional and/or negligent misrepresentation, tortious interference with business relationships and breach of contract by entering into direct contractual arrangements with two customers. On December 9, 1996, the Court granted Raptor's motion for summary judgment on all claims that had been asserted against Raptor. The Court similarly entered an order dismissing the counterclaims made by Raptor. As set forth in the Court's order, the case is now closed, subject to any appeal rights the parties may have. LAI has filed an appeal of the Court's decision, the outcome of which is not known at this time.

                             RAPTOR SYSTEMS, INC.

  On June 10, 1996, Raptor and one of its customers was sued by a former employee (a sales representative of Raptor who had been previously terminated by Raptor) claiming that he is owed certain commissions on sales of Raptor products to this customer. Raptor anticipates that it will vigorously defend the claims asserted in this action. Discovery in this litigation is ongoing and at this time Raptor is unable to determine the ultimate outcome of the litigation.

  Litigation costs are included in general and administrative expenses. The Company believes that the ultimate outcome of the above litigation will not have a material adverse effect on its financial position.

K. STOCKHOLDERS' EQUITY (DEFICIT):

  In February 1995, the Company's Board of Directors approved a two hundred fifty-for-one stock split of the Company's common stock and redeemable convertible preferred stock, effected as a stock dividend. In December 1995, the Board of Directors approved a three-for-one split of the common stock effected as a stock dividend. All share and per share data has been adjusted to reflect these changes.

  In January 1996, the Company amended its Certificate of Incorporation effecting an increase in the number of authorized common and preferred shares to 30,000,000 and 5,000,000, respectively. The financial statements have been adjusted to reflect this change.

  The Amended and Restated Certificate of Incorporation also provides that the Board of Directors of the Company is authorized, without further action of the stockholders of the Company, to issue up to 5,000,000 shares of Preferred Stock in classes or series and to fix the designations, powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereon as set forth in the Certificate. Any such Preferred Stock issued by the Company may rank prior to the Common Stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of Common Stock.

  In November 1995, the Company sold 75,000 shares of restricted common stock to its non-employee directors for a total of $37,500 and recorded unearned compensation of $150,000 which is being amortized over the vesting period. The shares are subject to restrictions on transfer. The Company has the right to repurchase any unvested shares held by such directors in the event that they cease to serve as directors other than as a result of their death or disability or a sale of the Company. 15,000 shares vested at the time of issuance and the remainder vests proportionately over four years.

  In February 1996, the Company offered 3,360,000 shares of its common stock for sale to the public. See the Company's Form S-1 filed with the Securities and Exchange Commission.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                   PART III.

ITEMS 10-13.

  The information called for by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference to the registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders, which definitive proxy statement is expected to be filed with the Commission not later than April 30, 1997.

  For purposes of calculating the aggregate market value of the voting stock of the registrant held by nonaffiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as set forth in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.

                                   PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents Filed as Part of this Report:

    1. FINANCIAL STATEMENTS:

                                                                         PAGE
                                                                         -----
       Report of Independent Accountants................................  22
       Consolidated Balance Sheets as of December 31, 1995 and 1996.....  23
       Consolidated Statements of Operations for the Three Years Ended
        December 31, 1996...............................................  24
       Consolidated Statement of Stockholders' Equity (Deficit) for the
        Three Years Ended December 31, 1996.............................  25
       Consolidated Statements of Cash Flows for the Three Years Ended
        December 31, 1996...............................................  26
       Notes to Consolidated Financial Statements....................... 27-34

    2. FINANCIAL STATEMENT SCHEDULES:

      All schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

    3. EXHIBITS:

      Exhibits to the Form 10-K have been included only with the copies of the Form 10-K filed with the Commission. Upon request to the Company and payment of a reasonable fee, copies of the individual exhibits will be furnished.

                                                                    LOCATION
     EXHIBIT NO.                  DESCRIPTION                      SEE NOTE:
     -----------                  -----------                    --------------
         3.2     Form of Third Amended and Restated                    (1)
                 Certificate of Incorporation of the Company.
         3.3     Amended and Restated By-laws of the Company.          (1)
         4.3     Amended and Restated 1995 Raptor Systems,             (2)
                 Inc. Stock Option and Grant Plan.
         4.4     Raptor Systems, Inc., 1995 Stock Purchase             (2)
                 Plan.
        10.7     Employment Offer Letter dated January 26,             (1)
                 1995 between the Company and Robert A.
                 Steinkrauss.
        10.8     Stand-Alone Line of Credit Agreement dated            (1)
                 January 10, 1996 between the Company and
                 Silicon Valley East.
        10.9     Fixed Asset Line of Credit Agreement dated            (1)
                 January 10, 1996 between the Company and
                 Silicon Valley East.
        10.10    Working Capital Line of Credit Agreement              (1)
                 dated January 10, 1996 between the Company
                 and Silicon Valley East.
        10.11    Stock and Warrant Purchase Agreement dated            (1)
                 January 16, 1996 between the Company and
                 Compaq Computer Corporation.
        11       Statement regarding computation of earnings     Filed Herewith
                 per share.
        23       Consent of Coopers & Lybrand L.L.P.             Filed Herewith
        24       Power of Attorney for Shaun McConnon, William   Filed Herewith
                 S. Kaiser, Brian D. Owen, Ernest C. Parizeau,
                 David A. Pensak, and Robert Schechter
        27       Financial Data Schedule.                        Filed Herewith

--------
(1) Incorporated by reference to the similarly numbered exhibit to the Company's Form S-1, filed February 6, 1996, Registration Statement (No. 33-80691)
(2) Incorporated by reference to the similarly numbered exhibit to the Company's Form S-8, filed April 3, 1996, Registration Statement (No. 33-03146)

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 1996

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON MARCH 24, 1997.

                                          Raptor Systems, Inc.

                                          By: _________________________________
                                                   ROBERT A. STEINKRAUSS
                                            CHAIRMAN OF THE BOARD OF DIRECTORS
                                                AND CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        Title                 DATE



      /s/ Robert A. Steinkrauss        Chairman, Chief          March 24, 1997
-------------------------------------   Executive Officer
        ROBERT A. STEINKRAUSS           and Director
                                        (Principal
                                        Executive Officer)



         /s/ Shaun McConnon            President, Chief         March 24, 1997
-------------------------------------   Operating Officer
           SHAUN MCCONNON               and Director



         /s/ John S. Ingalls           Vice President of        March 24, 1997
-------------------------------------   Finance and Chief
           JOHN S. INGALLS              Financial Officer
                                        (Principal
                                        Financial Officer)



        /s/ Robert H. Fincke           Vice President,          March 24, 1997
-------------------------------------   Treasurer and
          ROBERT H. FINCKE              Controller
                                        (Principal
                                        Accounting Officer)



                  *                    Director                 March 24, 1997
-------------------------------------
          WILLIAM S. KAISER



                  *                    Director                 March 24, 1997
-------------------------------------
             BRIAN OWEN



                  *
-------------------------------------  Director                 March 24, 1997
         ERNEST C. PARIZEAU



                  *                    Director                 March 24, 1997
-------------------------------------
           DAVID A. PENSAK



                  *                    Director                 March 24, 1997
-------------------------------------
          ROBERT SCHECHTER

      /s/ Robert A. Steinkrauss
*By: ________________________________
(ROBERT A. STEINKRAUSS, AS ATTORNEY-
 IN-FACT FOR THE PERSONS INDICATED)

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                           DESCRIPTION                          PAGE
  -------                           -----------                          ----
 Exhibit 11 --Computation of net income (loss) per share                  39
 Exhibit 23 --Consent of Independent Accountants                          40
 Exhibit 24 --Power of Attorney for William S. Kaiser, Brian D. Owen,
              Ernest C. Parizeau, David A. Pensak, and Robert Schechter   41
 Exhibit 27 --Financial Data Schedule                                     42