Form 10-Q
period 1997-03-31
RAPTOR SYSTEMS INC
filed 1997-05-14
CIK 945429

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                 ---------------

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                         COMMISSION FILE NUMBER 0-27538
                                                -------

                              RAPTOR SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                       7372                 51-0337926
 (State or other jurisdiction  (Primary Standard Industrial  (I.R.S. Employer
      of incorporation or       Classification Code Number)  Identification No.)
         organization)

                                 ---------------

                              RAPTOR SYSTEMS, INC.
                                69 HICKORY DRIVE
                          WALTHAM, MASSACHUSETTS 02154
                    (Address of Principal Executive Offices)

                                 (617) 487-7700
              (Registrant's Telephone Number, Including Area Code)

                                 ---------------

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                     ---   ---

     As of April 20, 1997 there were 13,296,557 outstanding shares of the issuer's Common Stock, par value $.01 per share.



                                                   - Page 1 of  17
                                                   - Exhibit Index is on Page 15
                                                                              --

                              RAPTOR SYSTEMS, INC.

                                TABLE OF CONTENTS


PART I - CONSOLIDATED FINANCIAL INFORMATION
-------------------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:                           PAGE
                                                                     ------

         CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1997
           AND DECEMBER 31, 1996                                        3

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
           THREE MONTHS ENDED MARCH 31, 1997 AND 1996                   4

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
           THREE MONTHS ENDED MARCH 31, 1997 AND 1996                   5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  8

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                             13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              13

PART I.    CONSOLIDATED FINANCIAL INFORMATION
---------------------------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                              RAPTOR SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,       DECEMBER 31,
                                                                 1997             1996
                                                              (UNAUDITED)       (AUDITED)
                                                              -----------       ---------
ASSETS
Current assets:
  Cash and cash equivalents .............................     $27,295,143      $37,567,372
  Marketable securities .................................      26,458,533       15,396,866
  Accounts receivable, less allowances of $592,047 and
     $431,000, at March  31, 1997 and December 31, 1996,
     respectively .......................................       4,300,307        4,048,456
  Other current assets ..................................       1,068,418          733,507
                                                              -----------      -----------
          Total current assets ..........................      59,122,401       57,746,201
                                                              -----------      -----------

  Net property and equipment ............................       1,577,356        1,401,447
  Equity investments ....................................       4,039,953        4,036,001
                                                              ===========      ===========
          Total assets ..................................     $64,739,710      $63,183,649
                                                              ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................         273,976          481,266
  Accrued liabilities ...................................       2,408,389        1,994,329
  Deferred revenue ......................................       1,745,428        1,580,289
                                                              -----------      -----------
          Total current liabilities .....................       4,427,793        4,055,884
                                                              -----------      -----------

Stockholders' equity:
  Preferred stock, $.01 par value;
    3,004,161 and 5,000,000 shares authorized at
    December 31, 1996 and March 31, 1997,
    respectively;  none issued and outstanding ............            --               --
  Common stock, $.01 par value; 30,000,000 shares
    authorized; 13,296,051 and 13,102,528 shares
    issued and outstanding at March 31, 1997 and
    December 31, 1996, respectively .....................         132,961          131,025
  Additional paid-in capital ............................      61,249,063       60,989,463
  Accumulated deficit ...................................        (320,715)      (1,177,620)
  Cumulative translation adjustment .....................         (11,035)          (1,746)
  Unearned compensation .................................        (738,357)        (813,357)
                                                              -----------      -----------
          Total stockholders' equity ....................      60,311,917       59,127,765
                                                              -----------      -----------

          Total liabilities and stockholders' equity ....     $64,739,710      $63,183,649
                                                              ===========      ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                              RAPTOR SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                            ---------------------------
                                               1997             1996
                                            -----------      ----------


Revenue ................................    $     5,640      $    2,068
Cost of revenue ........................            356             152
                                            -----------      ----------
Gross margin ...........................          5,284           1,916
Operating expenses:
  Selling and marketing ................          2,840           1,597
  Research and development .............            939             567
  General and administrative ...........            897             550
                                            -----------      ----------
          Total operating expenses .....          4,676           2,714
                                            -----------      ----------

Operating income (loss) ................            608            (798)

Interest income  net ...................            710             369
                                            -----------      ----------

Income (loss) before income taxes ......          1,318            (429)

Provision for income taxes .............            461              --
                                            -----------      ----------

Net income (loss) ......................    $       857      $     (429)
                                            ===========      ==========

Net income (loss) per common and common
equivalent share .......................    $       .06      $     (.05)
                                            ===========      ==========
Weighted average common and common
equivalent shares outstanding ..........     15,011,893       8,519,351


     The accompanying notes are an integral part of these consolidated financial statements.

                              RAPTOR SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED- IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         -----------------------
                                                           1997           1996
                                                           ----           ----
OPERATING ACTIVITIES:
 Net income (loss) .................................     $    857      $   (429)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
  CASH USED IN OPERATING ACTIVITIES:
 Depreciation ......................................          182            67
 Provision for reserve allowances ..................          161            93
 Compensation stock option expense .................           75            75
 Changes in operating assets and liabilities:
  Accounts receivable ..............................         (413)         (381)
  Other assets .....................................         (335)          (67)
  Accounts payable .................................         (207)          105
  Accrued liabilities ..............................          414          (308)
  Deferred revenue .................................          165          (151)
                                                         --------      --------
Cash provided by (used in) operating activities ....          899          (996)
                                                         --------      --------
INVESTING ACTIVITIES:
  Purchases of property and equipment .............          (358)         (146)
  Purchase of marketable securities ...............       (11,062)           --
  Equity investment in common stock ...............            (4)
                                                          --------      --------
  Cash used in investing activities ...............       (11,424)         (146)
                                                          --------      --------
FINANCING ACTIVITIES:
  Amounts payable to related parties ...............           --           231
  Proceeds from issuance of common stock ...........          262        45,771
  Net proceeds from issuance of preferred stock ....           --         5,000
  Issuance of warrants .............................           --         1,000
  Payment of bank debt .............................           --          (575)
                                                         --------      --------
Cash provided by financing activities ..............          262        51,427
                                                         --------      --------

Effects of exchange rate changes on cash ...........           (9)           --
                                                         --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (10,272)       50,285

                                                         --------      --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...       37,567         1,890
                                                         --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........     $ 27,295      $ 52,175
                                                         ========      ========


     The accompanying notes are an integral part of these consolidated financial statements.

                              RAPTOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION:

The consolidated financial statements of Raptor Systems, Inc. (the "Company" or "Raptor") for the three months ended March 31, 1997 and 1996 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results expected for the full year ending December 31, 1997.

2.   RISKS AND UNCERTAINTIES:

The Company invests its cash in deposits with commercial banks, and in money market funds, commercial paper and government securities. The Company has not experienced any losses to date on its invested cash. The values at March 31, 1997 and December 31, 1996 approximate fair value.

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

On June 10, 1996, Raptor and one of its customers were sued by a former employee (a sales representative of Raptor whose employment had been previously terminated by Raptor) claiming that he is owed certain commissions on sales of Raptor products to this customer. Raptor will vigorously defend the claims asserted in this action. Discovery in this litigation is ongoing and at this time Raptor is unable to determine the ultimate outcome of the litigation.

Litigation costs are included in general and administrative expenses. The company believes that the ultimate outcome of the above litigation will not have a material adverse effect on its financial position.


5.   CHANGES IN STOCKHOLDERS' EQUITY:

Changes to stockholders' equity for the period from December 31, 1996 to March 31, 1997 were as follows:

Total stockholders' equity at December 31, 1996 ..........................       $ 59,127,765

Proceeds from:

    Exercise of stock options to buy 182,988 shares of common stock ......              49,519

    Purchase of 10,535 shares for Employee Stock Purchase Plan ...........             212,017

    Unearned compensation ................................................              75,000

    Change in the Cumulative Translation Adjustments account .............              (9,289)

Income for the quarter ended March 31, 1997 ..............................             856,905

                                                                                  ============
Total stockholders' equity at March 31, 1997 .............................        $ 60,311,917
                                                                                  ============

As a result of these transactions the common shares issued and outstanding increased from 13,102,528 at December 31, 1996 to 13,296,051 at March 31, 1997.

6.   SUBSEQUENT EVENTS:

On May 9, 1997 the Company entered into an agreement with Open Market, Inc. of Cambridge, Massachusetts, to license Open Market's secure intranet technology known as Axcess. The agreement gives the Company a perpetual license to the product, including the underlying product technology, and worldwide marketing and distribution rights. The Company will continue development of the technology and expects to introduce new secure intranet products based on the Axcess technology in the third and fourth quarters of 1997. The acquistion cost is estimated to be approximately $6.5 million. The Company intends to charge a substantial portion of the acquisition costs in the second quarter of 1997 as an in process research and development expense. The treatment of these costs is consistent with the Company's on going policy related to research and development costs. The portion of the acquisition costs that is not charged to operations in the second quarter will be treated as purchased technology related to current products and amortized over the appropriate period. Financial data related to this acquisition are not final. Therefore, pro-forma information illustrating the combined results after the acquisition have not been provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and the Risk Factors outlined in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

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

INTRODUCTION:

Raptor Systems, Inc. (the "Company" or "Raptor") develops, markets, licences and supports a family of integrated network security software products that provide comprehensive, enterprise-wide security for organizational networks, including networks that are connected to the Internet. The Company's application-level Eagle firewall and EagleConnect virtual private network technology forms the basis of a network security solution that enables an organization to protect its network from unauthorized access by internal and external users and to secure organizational communications over the Internet and internal networks, including "Intranets." The Company's integrated enterprise-wide network security solution consists of individual product modules that secure organizational networks, including networks connected to the Internet, LANs (local area networks) and Intranets, mobile PC users and remote sites. The Company's product modules interact seamlessly, are easy-to-use and are supported by a common management and monitoring capability that enables a network administrator to manage the security of a large, geographically dispersed organizational network from a single location. Raptor's network security solutions are designed to enable organizations to protect valuable data, extend the boundaries of organizational networks without compromising network integrity and capitalize on the emergence of the Internet as a medium of communications and commerce.


RESULTS OF OPERATIONS:

NET INCOME:

The Company generated net income of $857,000 ($.06 per share) on revenues of $5,640,000 in the First Quarter of 1997 compared to a net loss of $429,000 ($.05 per share) on revenues of $2,068,000 in the First Quarter of 1996.

REVENUES:

Total revenues increased 173% in the First Quarter of 1997 over the First Quarter of 1996. The primary reasons were the continued acceptance by the marketplace for the Company's firewall products, the introduction of THE WALL(TM), a low end firewall solution for small companies, local government agencies and local school districts, in the First Quarter of 1997, and the continued addition of Value Added Resellers and Master Resellers. 82% of the First Quarter revenue came through resellers and 18% resulted from direct sales efforts. Revenue by geographical region as a percentage of total first quarter revenue is as follows: US and North America 77%, Europe and Asia 23%. During the First Quarter of 1997 the Company opened sales offices in Germany and Japan.

Windows NT-based products accounted for 64% of the First Quarter's shipments while Unix-based products accounted for 36%. In excess of 90% of the Company's business came from firewalls. During the first quarter of 1997 the Company shipped approximately 550 firewall evaluation units, 81% of which were Windows NT-based. The average selling price for the first quarter of 1997 was $5,111, a decrease of approximately $465 from the fourth quarter 1996's average selling price of $5,576. The reduction in the average selling price of its products is largely due to the change in the mix of the products sold and the channels the products are sold through. Non-firewall products, like Eagle NetWatch and WebNOT, have lower selling prices than the firewall products. As the Company sells more non-firewall products the average selling price on all of the Company's products will decrease. During the first quarter the Company recognized revenue on 994 units of THE WALL(TM), which has a market price of $995. The analysis above does not take into account the effects of THE WALL(TM) on the average selling price, the average selling price for THE WALL(TM) product in the first quarter of 1997 was $570.

COST OF REVENUES:

Cost of revenues includes the cost of telephone support, manuals, packaging, diskettes and fulfillment costs. In addition, cost of revenues includes royalties paid to third-party developers, inventory obsolescence reserves and the costs associated with product upgrades. Gross margin as a percentage of revenues for the First Quarter of 1997 remained the same as compared to the First Quarter of 1996.

OPERATING EXPENSES:

The Company's operating expenses, and the respective percentage of revenues for the First Quarter of 1997 as compared to First Quarter of 1996 are as follows:

                                                           THREE MONTHS ENDED MARCH 31,
                                                              (DOLLARS IN THOUSANDS)
                                       ----------------------------------------------------------------------
                                                            % of                                 % of
                                            1997          Revenues              1996           Revenues
                                       --------------- ----------------    --------------- ------------------
Sales and Marketing                      $2,840               50%               $1,597               77%
Research and Development                    939               17%                  567               27%
General and Administrative                  897               16%                  550               27%
                                         ------               --                ------              ---
                                         $4,676               83%               $2,714              131%
                                         ======               ==                ======              ===

Total operating expenses decreased as a percentage of revenues to 83% in the First Quarter of 1997 compared with 131% in First Quarter 1996. This decrease is primarily the result of increased revenues and the effects of investments made in all departments in 1996. The general and administrative expenses for the quarter ended March 31, 1997 contain a $75,000 charge to income related to unearned compensation for employee stock options.

Sales and marketing expenses, which include salary, commission, advertising, travel and other selling-related expenses decreased to 50% of revenues in the First Quarter of 1997 compared to 77% of revenues in the First Quarter of 1996.

Research and development expenses, which include salary, payments to independent contractors and other costs associated with the development of new products and the enhancement of existing products decreased to 17% of revenues in the First Quarter of 1997 compared to 27% of revenues in the First Quarter of 1996. The Company anticipates that its expenditures in this area will increase during 1997 as the Company adds features and functionality to its products, makes its products available on additional platforms and continues to develop new products.

General and administrative expenses increased to 16% of revenues in the First Quarter of 1997 compared to 27% of revenues in the First Quarter of 1996. General and administrative expenses include salary, rent, and other expenses associated with the general management and administration of the Company. In the First Quarter of 1996 $75,000 was charged to the general and administrative department for the settlement of a litigation claim.

The number of employees increased 10% to 121 at March 31, 1997 compared with 110 at December 31, 1996. Employment has increased significantly to support higher revenues, with a majority of this growth occurring in the sales and marketing and research and development departments.

LIQUIDITY AND CAPITAL RESOURCES:

The Company considers all short-term investments, which consist of money market accounts and Government securities, with original maturities of less than 90 days, to be cash equivalents. In addition, securities held with maturities greater than 90 days but less than a year are classified as marketable securities.

Cash, cash equivalents and marketable securities increased from $52,964,000 at December 31, 1996 to $53,754,000 at March 31, 1997. This increase of $789,000 is attributable to $262,000 related to the sale of the Company's stock to employees and $700,000 in interest income for the first quarter.

The Company believes that its existing cash and marketable securities balances together with cash generated from operations will be sufficient to meet the Company's working capital, financing and capital expenditure needs through at least December 31, 1997. The Company continues to investigate the acquisition of key technology, complementary product lines and other companies, all of which may be financed by a variety of sources.

RECENT EVENTS:

On May 9, 1997 the Company entered into an agreement with Open Market, Inc. of Cambridge, Massachusetts, to license Open Market's secure intranet technology known as Axcess. The agreement gives the Company a perpetual license to the product, including the underlying product technology, and worldwide marketing and distribution rights. The Company will continue development of the technology and expects to introduce new secure intranet products based on the Axcess technology in the third and fourth quarters of 1997. The acquistion cost is estimated to be approximately $6.5 million. The Company intends to charge a substantial portion of the acquisition costs in the second quarter of 1997 as an in process research and development expense. The treatment of these costs is consistent with the Company's on going policy related to research and development costs. The portion of the acquisition costs that is not charged to operations in the second quarter will be treated as purchased technology related to current products and amortized over the appropriate period. Financial data related to this acquisition are not final. Therefore, pro-forma information illustrating the combined results after the acquisition have not been provided.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS:

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

PART II.   OTHER INFORMATION
----------------------------

ITEM 1.   LEGAL PROCEEDINGS:

No reportable events have occurred which would require modification of the discussion under Item 3 - Legal Proceedings contained in the Company's Report on Form 10-K for the year ended December 31, 1996. See Note 4 to the Consolidated Financial Statements contained in this Form 10-Q for the period ended March 31, 1997 for additional information related to previously disclosed litigation proceedings.

ITEM 2.   CHANGES IN SECURITIES

Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not Applicable

ITEM 5.   OTHER INFORMATION

Not Applicable

ITEM 6.   EXHIBITS  AND REPORTS ON FORM 8-K

a.).  Exhibit  11            - Statement re: Computation of Earnings per Share
      Exhibit  27            - Financial Data Schedule
b.)   Reports on Form 8-K    - None filed for the Quarter ended March 31, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAPTOR SYSTEMS, INC.



May 14, 1997                             /S/ John S. Ingalls
                                         ------------------------------
                                         John S. Ingalls
                                         Vice President of Finance and
                                         Chief Financial Officer
                                         (Principal Financial Officer)




May 14, 1997                             /s/ John W. Peacock
                                         ------------------------------
                                         John W. Peacock
                                         Director of Finance and Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------




EXHIBIT NUMBER                  DESCRIPTION                               PAGE
--------------                  -----------                               ----

EXHIBIT  11        STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE         16
EXHIBIT  27        FINANCIAL DATA SCHEDULE                                 17