Form 10-Q
period 1997-06-30
RAPTOR SYSTEMS INC
filed 1997-08-13
CIK 945429

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                 ---------------

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                 ---------------

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  Yes  X    No
                                             -----    -----

         As of August 1, 1997 there were 13,409,800 outstanding shares of the issuer's Common Stock, par value $.01 per share.



                                                   - Page 1 of 18
                                                   - Exhibit Index is on Page 16


                                                         Raptor Systems, Inc.  1

                              RAPTOR SYSTEMS, INC.

                                TABLE OF CONTENTS


PART I - CONSOLIDATED FINANCIAL INFORMATION
-------------------------------------------
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS:                              PAGE
-------                                                                   ------
           CONSOLIDATED BALANCE SHEETS AT JUNE 30, 1997 AND
             DECEMBER 31, 1996                                               3

           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
             THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND
             1996                                                            4

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
             MONTHS ENDED JUNE 30, 1997 AND 1996                             5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------      FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   8

PART II - OTHER INFORMATION
---------------------------
ITEM 1.    LEGAL PROCEEDINGS                                                14
-------
ITEM 6.    EXHIBITS  AND REPORTS ON FORM 8-K                                14
-------

                                                         Raptor Systems, Inc.  2

PART I.  CONSOLIDATED FINANCIAL INFORMATION
-------------------------------------------
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                              RAPTOR SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30,      DECEMBER 31,
                                                                     1997            1996
                                                                 ------------    ------------
                                                                  (UNAUDITED)
        ASSETS
        Current assets:
          Cash and cash equivalents ..........................   $ 31,723,687    $ 37,567,372
          Marketable securities ..............................     18,711,417      15,396,866
          Accounts receivable, less allowances of $624,275 and
             $431,000, at June 30, 1997 and December 31, 1996,
             respectively ....................................      4,931,652       4,048,456
          Other current assets ...............................      2,963,083         733,507
                                                                 ----------------------------
                  Total current assets .......................     58,329,839      57,746,201
                                                                 ----------------------------

          Net property and equipment .........................      1,655,606       1,401,447
          Equity investments .................................      4,039,953       4,036,001

                                                                 ----------------------------
                  Total assets ...............................   $ 64,025,398    $ 63,183,649
                                                                 ============================
        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
          Accounts payable ...................................        461,426         481,266
          Accrued liabilities ................................      1,845,734       1,994,329
          Accrued non-recurring costs ........................      2,301,000              --
          Deferred revenue ...................................      2,081,595       1,580,289
                                                                 ----------------------------
                  Total current liabilities ..................      6,689,755       4,055,884
                                                                 ----------------------------

        Stockholders' equity:
        Preferred stock, $.01 par value;
           3,004,161 and 5,000,000 shares authorized at
           December 31, 1996 and June 30, 1997, respectively;
           none issued and outstanding .......................             --              --
          Common stock, $.01 par value; 30,000,000 shares
             authorized; 13,375,824 and 13,102,528 shares
             issued and outstanding at June 30, 1997 and
             December 31, 1996, respectively .................        133,758         131,025
          Additional paid-in capital .........................     61,285,898      60,989,463
          Accumulated deficit ................................     (3,404,653)     (1,177,620)
          Cumulative translation adjustment ..................        (16,003)         (1,746)
          Unearned compensation ..............................       (663,357)       (813,357)
                                                                 ----------------------------
                  Total stockholders' equity .................     57,335,643      59,127,765
                                                                 ----------------------------

                  Total liabilities and stockholders' equity .   $ 64,025,398    $ 63,183,649
                                                                 ============================

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                         Raptor Systems, Inc.  3

                              RAPTOR SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                     ----------------------------    ----------------------------
                                                         1997            1996            1997            1996
                                                     ----------------------------    ------------    ------------
Revenue ..........................................   $      6,649    $      2,907    $     12,289    $      4,975
Cost of revenue ..................................            547             209             903             361
                                                     ------------    ------------    ------------    ------------
Gross margin .....................................          6,102           2,698          11,386           4,614
Operating expenses:
  Selling and marketing ..........................          3,125           1,944           5,965           3,541

  Research and development .......................            943             884           1,882           1,451
  General and administrative .....................            981             421           1,878             971
  Non-recurring charges ..........................          6,522              --           6,522              --
                                                     ------------    ------------    ------------    ------------
          Total operating expenses ...............         11,571           3,249          16,247           5,963
                                                     ------------    ------------    ------------    ------------

Operating loss ...................................         (5,469)           (551)         (4,861)         (1,349)

Interest income  net .............................            725             701           1,435           1,070
                                                     ------------    ------------    ------------    ------------

Income (loss) before income taxes ................         (4,744)            150          (3,426)           (279)

Benefit for income taxes .........................          1,660              --           1,199              --
                                                     ------------    ------------    ------------    ------------

Net income (loss) ................................   $     (3,084)   $        150    $     (2,227)   $       (279)
                                                     ============    ============    ============    ============
Net income (loss) per common and common equivalent
share ............................................   $       (.23)   $        .01         $(.17 )    $       (.03)
                                                     ============    ============    ============    ============
Weighted average common and common equivalent
shares outstanding ...............................     13,329,529      14,892,762      13,266,913      10,113,104


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                         Raptor Systems, Inc.  4

                              RAPTOR SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED- IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                        -----------------------
                                                           1997         1996
                                                           ----         ----
OPERATING ACTIVITIES:
 Net loss ...........................................   $ (2,227)   $   (279)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
    OPERATING ACTIVITIES:
 Depreciation .......................................        386         152
 Provision for sales allowances .....................        193           1
 Compensation stock option expense ..................        150         150
 Income tax benefit .................................     (1,199)         --
 Changes in operating assets and liabilities:
  Accounts receivable ...............................     (1,076)       (816)
  Other assets ......................................     (1,031)       (283)
  Accounts payable ..................................        (20)        233
  Accrued liabilities ...............................       (147)       (192)
  Accrued non-recurring charges .....................      2,301          --
  Deferred revenue ..................................        501         429
                                                        --------    --------
Cash used in operating activities ...................     (2,169)       (605)
                                                        --------    --------
INVESTING ACTIVITIES:
   Purchases of property and equipment ..............       (641)       (488)
   Purchase of marketable securities ................     (3,315)         --
   Equity investment in common stock ................         (4)
                                                        --------    --------
   Cash used in investing activities ................     (3,960)       (488)
                                                        --------    --------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ............        300      45,678
  Net proceeds from issuance of preferred stock .....         --       5,000
  Issuance of warrants ..............................         --       1,000
  Payment of bank debt ..............................         --        (933)
                                                        --------    --------
Cash provided by financing activities ...............        300      50,745
                                                        --------    --------

Effects of exchange rate changes on cash ............        (14)         --
                                                        --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................................     (5,843)     49,652
                                                        --------    --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....     37,567       1,890
                                                        --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........   $ 31,724    $ 51,542
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

                              RAPTOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION:

The consolidated financial statements of Raptor Systems, Inc. (the "Company" or "Raptor") for the three and six months ended June 30, 1997 and 1996 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

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

The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results expected for the full year ending December 31, 1997.

2.    RISKS AND UNCERTAINTIES:

The Company invests its cash in deposits with commercial banks, and in money market funds, commercial paper and government securities. The Company has not experienced any losses to date on its invested cash. The values at June 30, 1997 and December 31, 1996 approximate fair value.

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

4.    LITIGATION:

On February 27, 1995, Lightburn and Associates, Inc. ("LAI"), a former reseller of Raptor products, commenced an action against Raptor in the United States District Court for the District of Maryland. This action is based on allegations that Raptor engaged in unfair competition, fraud, intentional and/or negligent misrepresentation, tortious interference with business relationships and breach of contract by entering into direct contractual arrangements with two customers. On December 9, 1996, the Court granted Raptor's motion for summary judgment on all claims that had been asserted against Raptor. The Court similarly entered an order dismissing the counterclaims made by Raptor. As set forth in the Court's order, the case is now closed, subject to any appeal rights the parties may have. LAI has filed an appeal of the Court's decision, the outcome of which is not known at this time. During the three months ended June 30, 1997, Raptor prepared and filed (i) its response to the appeal by LAI, and (ii) a cross-appeal with respect to the entry of summary judgment on its counterclaims.


                                                         Raptor Systems, Inc.  6

On June 10, 1996, Raptor and one of its customers were sued by a former sales representative of Raptor, claiming that he is owed certain commissions on sales of Raptor products to this customer. During July 1997, the parties agreed to the terms of a settlement. Raptor expects the case to be dismissed by the Court.

Raptor believes that the ultimate outcome of the above litigation will not have a material adverse effect on its financial position. Litigation costs are included in general and administrative expenses. During the three months ended June 30, 1997, Raptor incurred legal costs of approximately $105,000 in connection with the two cases mentioned above.

5.    NON RECURRING COSTS:

The non-recurring charge for purchased in-process technology was $6,522,000 ($4,239,000 or $.32 per share after taxes) and is related to the May 9, 1997 acquisition of a perpetual license, including the underlying products, to Axcess technology from Open Market, Inc., of Cambridge, Massachusetts. The technology will be substantially used in future product offerings currently under development.

6.    RECENT ACCOUNTING PRONOUNCEMENTS:

In February 1997, The Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128, Earnings per Share, which specifies the computation, presentation, and disclosure requirements for earnings per share. The statement is effective for periods ending after December 15, 1997, including interim periods. The adoption of this statement will not have a material impact on reported net income per common share.


                                                         Raptor Systems, Inc.  7

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

INTRODUCTION:

Raptor Systems, Inc. (the "Company" or "Raptor") develops, markets, licenses and supports a family of integrated network security software products that provide comprehensive, enterprise-wide security for organizational networks, including networks that are connected to the Internet. The Company's application-level Eagle firewall and EagleMobile virtual private network technology form the basis of a network security solution that enables an organization to protect its network from unauthorized access by internal and external users and to secure organizational communications over the Internet and internal networks, including "Intranets." The Company's integrated enterprise-wide network security solution consists of individual product modules that secure organizational networks, including networks connected to the Internet, LANs (local area networks) and Intranets, mobile PC users and remote sites. The Company's product modules interact seamlessly, are easy-to-use and are supported by a common management and monitoring capability that enables a network administrator to manage the security of a large, geographically dispersed organizational network from a single location. Raptor's network security solutions are designed to enable organizations to protect valuable data, extend the boundaries of organizational networks without compromising network integrity and capitalize on the emergence of the Internet as a medium of communications and commerce.

RESULTS OF OPERATIONS:

NET (LOSS) INCOME AND EARNINGS PER SHARE:

On May 9, 1997, the Company entered into an agreement with Open Market, Inc. ("Open Market") of Cambridge, Massachusetts, to license Open Market's secure intranet technology known as Axcess. The agreement gives the Company an exclusive, perpetual license to the product, including the underlying product technology, and worldwide marketing and distribution rights. The Company will continue the development of the technology and expects to introduce new secure intranet products based on the Axcess technology in the third and fourth quarters of 1997. The acquisition cost was $6,522,000 (equal to $4,239,000 or $.23 per share after tax). The Company incurred a non-recurring charge for the acquisition costs in the second quarter of 1997 as an in-process research and development expense.

As a result of the one-time charge, the Company generated a net loss of $3,084,000 ($.23 per share) on revenues of $6,649,000 in the second quarter of 1997 compared to net income of $150,000 ($.01 per share) on revenues of $2,907,000 in the second quarter of 1996. For the six-month period ended June 30, 1997


                                                         Raptor Systems, Inc.  8
the Company generated a net loss of $2,227,000 ($.17 per share) on revenues of $12,289,000 compared to a net loss of $279,000 ($.03 per share) on revenues of $4,975,000 during the same period in 1996.

Net income and earnings per share, calculated as if the non-recurring Open Market agreement had not been entered into, for the three and six month periods ended June 30, 1997 would have been $1,156,000 ($.08 per share) and $2,013,000 ($.13 per share), respectively. Fully diluted common and common share equivalent shares outstanding would have been 14,961,354 and 15,010,007 for the three and six month periods ended June 30, 1997, respectively.

REVENUES:

Total revenues increased 129% in the second quarter of 1997 over the second quarter of 1996. Eighty-eight percent of the second quarter revenue resulted from the reseller channel and 12% resulted from direct sales efforts. Revenue by geographical region as a percentage of total second quarter revenue is as follows: US and North America 81%, Europe and Asia 19%. Support revenue for the second quarter increased 312% over the second quarter of 1996 and 26% sequentially from the first quarter of 1997. Training revenues doubled sequentially from the first quarter of 1997. As a result of the growth of these other lines of business, software license sales are now 86% of revenue compared to 93% of revenue in the first quarter of 1997.

Windows NT-based firewall products accounted for 60% of the second quarter's revenue from software sales while Unix-based firewall products accounted for 31% and non-firewall products accounted for 9%. The average selling price for the second quarter of 1997 was $4,506, which decreased $605, from $5,111 in the first quarter of 1997. The reduction in the average selling price of its products is largely due to the change in the mix of the products sold and the channels the products are sold through. Non-firewall products, like Eagle NetWatch and WebNOT, have lower selling prices than the firewall products. The average selling price of high-end firewalls for the second quarter was $5,232, a decreased of $340 from $5,572 in the first quarter of 1997. During the three month period ended June 30, 1997 the Company sold 1,657 units. Of these second quarter unit sales 235 units were Eagle Unix firewalls, compared to 245 Eagle Unix firewalls in the first quarter of 1997, 694 Eagle NT firewalls, compared to 488 Eagle NT firewalls in the first quarter, 464 The WALL firewalls, compared to 994 The WALL firewalls in the first quarter and 264 non-firewall products such as NetWatch and WebNot, up 105% from 129 non-firewall units in the first quarter of 1997. As the Company sells more non-firewall products the average selling price on all of the Company's products will decrease. Another reason for the decline in the average selling price is due to the fact that during the second quarter the company introduced new versions of its firewalls, priced to meet certain market requirements. In the first quarter of 1997 the Company offered Eagle firewalls which ranged in price from $6,500 to $25,000. During the second quarter the company introduced a version of the Eagle NT firewall that does not have the virtual private networking (VPN) tunneling capability, priced at $3,995. The Company did not change its list prices in 1996 and there has been no change in its list prices in 1997. The analysis above does not take into account the effects of THE WALL(TM) on the average selling price, the average selling price for THE WALL(TM) product in the second quarter of 1997 was $512, down 10% from the first quarter average selling price of $570.

During the second quarter the Company sold over 3,200 copies of the EagleMobile client software, up 190% compared to 1,100 units in the first quarter of 1997. Life to date the Company has sold over 9,100 mobile units. Life to date, the Company has sold 6,441 server units; mobile and desktop client products are not included in that number.

The Company's largest customer during the second quarter of 1997 was Hewlett-Packard, which accounted for just over 4% of revenue. Revenues from Master Distributors (Ingram Micro, MicroAge, Tech Data and Access Graphics) were approximately 7%, collectively. Revenues from these Master Distributors are reported on a sell-through basis. During the month of June, based on sell-through reports received from the master distributors, 66 resellers purchased Raptor products, 18 of which were existing Raptor resellers and 48 were new to Raptor. During the second quarter the Company entered into agreements with 17 new value added resellers (VAR's), bringing the total number of VAR's to 304.


                                                         Raptor Systems, Inc.  9

Revenue from customer support contracts was $716,000, an increase of 25% from the first quarter of 1997. Deferred revenue related to support contracts increased $336,000 during the second quarter to $2,082,000. The deferred revenue number includes a prepayment from Compaq Computer Corporation ("Compaq") which was originally recorded in the second quarter of 1996. The Company recognizes revenue related to the Compaq prepayment as software license revenue, which is based on royalty reports received from Compaq. These sell-through reports show that Compaq has licensed Raptor software to end-users in the United States and in ten other countries, including Canada, Germany, Israel, Norway, Poland, Singapore, Sweden, Taiwan, the United Arab Emirates and the United Kingdom since the product began shipping in the first quarter of 1997. Revenue from Compaq was less than $100,000 during the second quarter of 1997.

COST OF REVENUES:

Cost of revenues includes the cost of training, telephone support, manuals, packaging, diskettes and fulfillment costs. In addition, cost of revenues includes royalties paid to third-party developers, inventory obsolescence reserves and the costs associated with product upgrades. Gross margin as a percentage of revenues for the second quarter of 1997 decreased 1% compared to the second quarter of 1996 and decreased 2% from the first quarter of 1997. Costs associated with training customers as well as the royalties paid to third-party developers were the primary reasons for the decline in the gross margin. The increase in training costs was offset with training revenues during the quarter. Training revenue was 3% of total revenue in the second quarter of 1997.

OPERATING EXPENSES:

In connection with the acquisition of the Axcess technology from Open Market, Inc., the Company had non-recurring operating costs of $6,522,000. Without these one-time costs, the Company's operating profit would have been $1,053,000, and its operating margins would have been 16%. The Company's goal is to continue to increase operating margins to 20% by the end of 1997. The company's operating loss, including the non-recurring charge, was $5,469,000.

The Company's operating expenses and the respective percentage of revenues for the second quarter of 1997 as compared to second quarter of 1996 are as follows, excluding the one-time charge for purchased in-process technology:

                                              THREE MONTHS ENDED JUNE 30,
                                                (DOLLARS IN THOUSANDS)
                                   -------------------------------------------------
                                                   % of                       % of
                                        1997     Revenues        1996       Revenues
                                   -----------------------   -----------------------
    Sales and Marketing               $3,125        47%        $1,944        67%
    Research and Development             943        14%           884        30%
    General and Administrative           981        15%           421        15%
                                   -----------------------   -----------------------
                                      $5,049        76%        $3,249       112%
                                   =======================   =======================

                                               SIX MONTHS ENDED JUNE 30,
                                                (DOLLARS IN THOUSANDS)
                                   -------------------------------------------------
                                                   % of                       % of
                                        1997     Revenues        1996       Revenues
                                   -----------------------   -----------------------
     Sales and Marketing                5,965        49%        $3,541        71%
     Research and Development           1,882        15%         1,451        29%
     General and Administrative         1,878        15%           971        20%
                                   -----------------------   -----------------------
                                       $9,725        79%        $5,963       120%
                                   =======================   =======================

Total operating expenses decreased as a percentage of revenues to 76% in the second quarter of 1997 compared to 112% in the second quarter of 1996 and 83% in the first quarter of 1997. This decrease is primarily the result of increased revenues. The general and administrative expenses for the quarter and six month period ended June 30, 1997 include $75,000 and $150,000 charges to income, respectively, related to


                                                         Raptor Systems, Inc. 10
unearned compensation for employee stock options granted in 1995, prior to the Company's initial public offering.

Sales and marketing expenses, which include salary, commissions, advertising, travel and other selling-related expenses, decreased to 47% of revenues in the second quarter of 1997 compared to 67% of revenues in the second quarter of 1996 and 50% in the first quarter of 1997. The absolute dollar increase is attributable to compensation costs as well as increased travel and remote office costs.

Research and development expenses, which include salary, payments to independent contractors and other costs associated with the development of new products and the enhancement of existing products, decreased to 14% of revenues in the second quarter of 1997 compared to 30% of revenues in the second quarter of 1996 and 17% in the first quarter of 1997. As the Company adds features and functionality to its products, makes its products available on additional platforms and continues to develop new products the cost of development should continue to increase. Additionally, costs associated with development and enhancement of the acquired Open Market technology will require the Company to invest in additional resources in the second half of 1997.

General and administrative expenses remained unchanged at 15% of revenues in the second quarter of 1997 compared to the second quarter of 1996 and decreased 1% from 16% in the first quarter of 1997. General and administrative expenses include salary, rent, and other expenses associated with the general management and administration of the Company. Litigation costs are included in general and administrative expenses. During the second quarter of 1997, the Company incurred legal costs of approximately $105,000 in connection with two legal matters, which have been ongoing since February 1995 and June 1996, respectively. During July 1997, the parties agreed to the terms of a settlement related to one of the cases. The Company expects the case to be dismissed by the Court.

The Company estimates that the tax rate for 1997 will be 35% and has used that rate to calculate the income tax benefit from the in-process technology write-off. The Company expects that the tax rate for the third and fourth quarters of 1997 will be 35%.

The number of employees increased 12% to 123 at June 30, 1997 compared with 110 at December 31, 1996. Employment will continue to increase in support of higher revenues, with a majority of this growth occurring in the sales and marketing and research and development departments.

LIQUIDITY AND CAPITAL RESOURCES:

The Company considers all short-term investments, which consist of money market accounts and Government securities, with original maturities of less than 90 days, to be cash equivalents. In addition, securities held with maturities greater than 90 days but less than a year are classified as marketable securities.

Cash, cash equivalents and marketable securities decreased from $52,964,000 at December 31, 1996 to $50,435,000 at June 30, 1997 and decreased from $53,754,000 at March 31, 1997. This decrease of $2,529,134 is attributable to $4,200,000 paid to Open Market, Inc., during the second quarter, partially offset by $300,000 related to the sale of the Company's stock to employees exercising stock options, $1,435,000 in interest income year to date and cash generated from operations through the six-months ended June 30, 1997. Although the Company agreed to pay Open Market $6,200,000 for the Axcess technology, that sum is payable during the year based on certain milestones in the acquisition agreement.

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


                                                         Raptor Systems, Inc. 11

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

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, changes in the market, technology, competition from larger, more established competitors, general economic conditions, the Company's continued ability to develop and introduce innovative products, potential delays in product releases, new product announcements from other companies, pricing practices of competitors, the Company's ability to control costs and its ability to attract and retain key employees.

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

The Company recently has experienced significant growth in both revenue and in employees. This growth has resulted in an increase in responsibilities placed upon the Company's management and has placed added pressures on the Company's operating and financial systems. In 1995, the Company hired 50 new employees, including a Chief Executive Officer and other key members of management, to help it manage this growth. In 1996, the Company hired 42 additional employees including its Chief Financial Officer. The Company's ability to assimilate new personnel will be critical to the Company's performance, and there can be no assurance that the management and systems currently in place will be adequate if the Company


                                                         Raptor Systems, Inc. 12
continues to grow or that the Company will be able to implement additional systems successfully and in a timely manner as required.

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

The Company distributes its products primarily through strategic VARs, regional VARs and international VARs. The success of the Company is therefore dependent in large part upon the performance of its resellers. The Company's relationships with most of its resellers have been established within the last year and a half, and the Company is unable to predict with accuracy the extent to which its resellers will be successful in marketing and selling the Company's products.

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


                                                         Raptor Systems, Inc. 13

PART II.  OTHER INFORMATION
---------------------------
ITEM 1.   LEGAL PROCEEDINGS:

No reportable events have occurred which would require modification of the discussion under Item 3 Legal Proceedings contained in the Company's Report on Form 10-K for the year ended December 31, 1996 and the Company's report on Form 10-Q for the quarter ended March 31, 1997. See Note 4 to the Consolidated Financial Statements contained in this Form 10-Q for the period ended June 30, 1997 for additional information related to previously disclosed litigation proceedings.

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Company held its Annual Meeting of Stockholders on May 21, 1997, and the following matters were voted on at that meeting:

1. The election of the following Class I members of the Board of Directors who will serve until the 2000 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified

              Director                    For                    Withheld
              --------                    ---                    --------
       William S. Kaiser               11,056,196                 70,521
       Shaun McConnon                  11,070,068                 56,649

       Other directors whose term of office as a director continued after the meeting were:

       Robert A. Steinkrauss
       Brian Owen
       Ernest C. Parizeau
       Robert Schechter


2. The proposal to amend the Raptor Systems, Inc. 1995 Amended and Restated Stock Option and Grant Plan (the "Plan") to increase the number of shares of Common Stock available for issuance under the Plan by 500,000 shares was approved by the following vote: for 9,775,443; against 1,323,220; abstain 28,054

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS  AND REPORTS ON FORM 8-K

a.).    Exhibit  11            - Statement re: Computation of Earnings per Share
        Exhibit  27            - Financial Data Schedule
b.)     Reports on Form 8-K    - None filed for the Quarter ended June 30, 1997


                                                         Raptor Systems, Inc. 14

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RAPTOR SYSTEMS, INC.



August 8, 1997             /s/ John S. Ingalls
                           -----------------------------------------------------

                           John S. Ingalls
                           Vice President of Finance and Chief Financial Officer (Principal Financial Officer)




August 8, 1997             /s/ John W. Peacock
                           -----------------------------------------------------

                           John W. Peacock
                           Director of Finance and Controller
                           (Principal Accounting Officer)


                                                         Raptor Systems, Inc. 15

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NUMBER                 DESCRIPTION                                  PAGE
--------------                 -----------                                  ----
EXHIBIT  11       STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE            17
EXHIBIT  27       FINANCIAL DATA SCHEDULE                                    18


                                                         Raptor Systems, Inc. 16