Form 10-Q
period 1997-09-30
RAPTOR SYSTEMS INC
filed 1997-11-14
CIK 945429

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                 ---------------

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                         COMMISSION FILE NUMBER 0-27538


                              RAPTOR SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                         7372                  51-0337926
(State or other jurisdiction   (Primary Standard Industrial   (I.R.S. Employer
      of incorporation         Classification Code Number)   Identification No.)
      or organization)

                                 ---------------

                              RAPTOR SYSTEMS, INC.
                                69 HICKORY DRIVE
                          WALTHAM, MASSACHUSETTS 02154
                    (Address of Principal Executive Offices)

                                 (781) 487-7700
              (Registrant's Telephone Number, Including Area Code)

                                 ---------------

       Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days     Yes  X     No
                                                 ---       ---

       As of October 31, 1997 there were 13,549,344 outstanding shares of the issuer's Common Stock, par value $.01 per share.



                                                   - Page 1 of 18
                                                   - Exhibit Index is on Page 16











                                                      Raptor Systems, Inc.     1

                              RAPTOR SYSTEMS, INC.

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----

PART I - CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:

            CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 1997
              AND DECEMBER 31, 1996                                            3

            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
              AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996                4

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
              MONTHS ENDED SEPTEMBER 30, 1997 AND 1996                         5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         6


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                              8

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                 14

ITEM 6.     EXHIBITS  AND REPORTS ON FORM 8-K                                 14

















                                                      Raptor Systems, Inc.     2

PART I.  CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                              RAPTOR SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                       SEPTEMBER 30,                DECEMBER 31,
                                                                           1997                         1996
                                                                       -------------                ------------
                                                                        (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents ...............................             $27,710,786                 $37,567,372
  Marketable securities ...................................              23,601,144                  15,396,866
  Accounts receivable, less allowances of $752,010 and
     $431,000, at September 30, 1997 and December 31, 1996,
     respectively .........................................               5,222,584                   4,048,456
  Other current assets ....................................               2,429,046                     733,507
                                                                        -----------                 -----------
          Total current assets ............................              58,963,560                  57,746,201
                                                                        -----------                 -----------

  Net property and equipment ..............................               1,898,879                   1,401,447
  Equity investments ......................................               4,039,954                   4,036,001

                                                                        ===========                 ===========
          Total assets ....................................             $64,902,393                 $63,183,649
                                                                        ===========                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................................                 210,880                     481,266
  Accrued liabilities .....................................               2,022,642                   1,994,329
  Accrued non-recurring costs .............................               1,319,182                          --
  Deferred revenue ........................................               2,190,496                   1,580,289
                                                                        -----------                 -----------
          Total current liabilities .......................               5,743,200                   4,055,884
                                                                        -----------                 -----------

Stockholders' equity:
Preferred stock, $.01 par value;
   3,004,161 and 5,000,000 shares authorized at
   December 31, 1996 and September 30, 1997,
   respectively;  none issued and outstanding ..............                     --                          --
  Common stock, $.01 par value; 30,000,000 shares
     authorized; 13,537,108 and 13,102,528 shares
     issued and outstanding at September  30, 1997 and
     December 31, 1996, respectively ......................                 135,371                     131,025
  Additional paid-in capital ..............................              63,631,262                  60,989,463
  Accumulated deficit .....................................              (2,051,519)                 (1,177,620)
  Cumulative translation adjustment .......................                 (18,254)                     (1,746)
  Unearned compensation ...................................              (2,537,667)                   (813,357)
                                                                        -----------                 -----------
          Total stockholders' equity ......................              59,159,193                  59,127,765
                                                                        -----------                 -----------

          Total liabilities and stockholders' equity                    $64,902,393                 $63,183,649
                                                                        ===========                 ===========



            The accompanying notes are an integral part of these consolidated financial statements.










                                                      Raptor Systems, Inc.     3

                              RAPTOR SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,                             SEPTEMBER 30,
                                                   ------------------------------          ----------------------------------
                                                       1997              1996                  1997                  1996
                                                   ------------------------------          ----------------------------------

Revenue .......................................    $     7,332        $     4,141          $    19,621            $     9,116
Cost of revenue ...............................            663                223                1,566                    584
                                                   -----------        -----------          -----------            -----------
Gross margin ..................................          6,669              3,918               18,055                  8,532
Operating expenses:
  Selling and marketing .......................          3,270              2,458                9,235                  5,999
  Research and development ....................          1,116                827                2,998                  2,278
  General and administrative ..................            899                584                2,777                  1,555
  Non-recurring charge for purchased technology             --                 --                6,522                     --
                                                   -----------        -----------          -----------            -----------
          Total operating expenses ............          5,285              3,869               21,532                  9,832
                                                   -----------        -----------          -----------            -----------

Operating income (loss) .......................          1,384                 49               (3,477)                (1,300)

Interest income, net ..........................            697                656                2,132                  1,726
                                                   -----------        -----------          -----------            -----------

Income (loss) before income taxes .............          2,081                705               (1,345)                   426

(Provision) benefit for income taxes ..........           (728)                --                  471                     --
                                                   -----------        -----------          -----------            -----------

Net income (loss) .............................    $     1,353        $       705          $      (874)           $       426
                                                   ===========        ===========          ===========            ===========

Net income (loss) per common and common
   equivalent share ...........................    $       .09        $       .05          $      (.07)           $       .03
                                                   ===========        ===========          ===========            ===========
Weighted average common and common equivalent
   shares outstanding .........................     15,156,375         14,797,988           13,330,385             13,402,751



            The accompanying notes are an integral part of these consolidated financial statements.








                                                      Raptor Systems, Inc.     4

                              RAPTOR SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED- IN THOUSANDS)


                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          -----------------------
                                                            1997           1996
                                                          --------       --------

OPERATING ACTIVITIES:
 Net income (loss)...............................         $  (874)       $   426
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
   TO NET CASH USED IN OPERATING ACTIVITIES:
 Depreciation....................................             623            280
 Provision for sales allowances..................             321            234
 Compensation stock option expense...............             251            225
 Deferred income tax benefit.....................            (471)            --
 Changes in operating assets and liabilities:
  Accounts receivable............................          (1,495)        (2,040)
  Other assets...................................          (1,226)          (421)
  Accounts payable...............................            (269)           150
  Accrued liabilities............................              30            111
  Accrued non-recurring charges..................           1,319             --
  Deferred revenue...............................             610            789
                                                          -------        -------
  Cash used in operating activities..............          (1,181)          (246)
                                                          -------        -------
INVESTING ACTIVITIES:
   Purchases of property and equipment...........          (1,121)          (962)
   Purchase of marketable securities.............          (8,205)        (6,530)
   Equity investment in common stock.............              (4)
                                                          -------        -------
   Cash used in investing activities.............          (9,330)        (7,492)
                                                          -------        -------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.........             671         45,705
  Net proceeds from issuance of preferred stock..              --          5,000
  Issuance of warrants...........................              --          1,000
  Payment of bank debt...........................              --           (933)
                                                          -------        -------
Cash provided by financing activities............             671         50,772
                                                          -------        -------

Effects of exchange rate changes on cash.........            (16)             --
                                                          -------        -------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                              (9,856)        43,034

                                                          -------        -------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           37,567          1,890
                                                          -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $27,711        $44,924
                                                          =======        =======


            The accompanying notes are an integral part of these consolidated financial statements.







                                                      Raptor Systems, Inc.     5

                              RAPTOR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION:

The consolidated financial statements of Raptor Systems, Inc. (the "Company" or "Raptor") for the three and nine months ended September 30, 1997 and 1996 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

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

The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results expected for the full year ending December 31, 1997.

2.    RISKS AND UNCERTAINTIES:

The Company invests its cash and marketable securities in deposits with commercial banks, and in money market funds, commercial paper and government securities. The Company has not experienced any losses to date on its invested cash. The values at September 30, 1997 and December 31, 1996 approximate fair value.

The Company sells its products to a wide variety of customers in a variety of industries. The Company performs ongoing credit evaluations of its customers but does not require collateral or other security to support customer receivables. The Company maintains allowances for credit losses and sales returns based on management's estimates.

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

In February 1997, The Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which specifies the computation, presentation, and disclosure requirements for earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods. SFAS 128 requires restatement of all prior period earnings per share data.

Had the Company computed earnings per share consistent with the provisions of SFAS 128, basic and diluted earnings per share would have been $.10 and $.09, respectively, for the three month period ended September 30, 1997 and both basic and diluted earnings per share would have been $(.07) for the nine month period ended September 30, 1997. Basic and diluted earnings per share would have been $.06 and $.05, respectively, for the three month period ended September 30, 1996 and .04 and .03, respectively, for the nine month period ended September 30, 1996.




                                                      Raptor Systems, Inc.     6

4.    LITIGATION:

On February 27, 1995, Lightburn and Associates, Inc. ("LAI"), a former reseller of Raptor products, commenced an action against Raptor in the United States District Court for the District of Maryland. This action is based on allegations that Raptor engaged in unfair competition, fraud, intentional and/or negligent misrepresentation, tortious interference with business relationships and breach of contract by entering into direct contractual arrangements with two customers. On December 9, 1996, the Court granted Raptor's motion for summary judgment on all claims that had been asserted against Raptor. The Court similarly entered an order dismissing the counterclaims made by Raptor. As set forth in the Court's order, the case is now closed, subject to any appeal rights the parties may have. LAI has filed an appeal of the Court's decision. The Company has filed its response to the appeal by LAI and a cross-appeal of the dismissal of its claims. Appellate argument is expected during the fourth quarter of 1997. Raptor believes that the ultimate outcome of this litigation will not have a material adverse effect on its financial position. Litigation costs are included in general and administrative expenses.

5.     NON RECURRING CHARGE:

The non-recurring charge for purchased in-process technology was $6,522,000 and is related to the May 9, 1997 acquisition of a perpetual license, including the underlying products, to the Axcess technology, which will be used in future product offerings currently under development.


6.      RECENTLY ISSUED ACCOUNTING STANDARDS:

In June 1997, the FASB issued two pronouncements, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," (SFAS No. 130) and No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 130 establishes standards for reporting and display of comprehensive income, which is defined as the equity of a business enterprise during a period from nonowner sources. SFAS No. 130 is effective for years beginning after December 15, 1997 and requires restatement of financial statements for all prior years presented. The adoption of SFAS No. 130 is expected to only impact the presentation of financial information.

SFAS No. 131 requires public companies to report all financial and descriptive information about operating segments in their financial statements and requires selected information about operating segments to be reported in interim financial reports issued to shareholders. Operating segment financial information is required to be reported on the basis that is used internally for evaluating segment performance and allocation of resources. SFAS No. 131 is effective for financial statement for periods beginning after December 15, 1997 and requires presentation of comparative information for prior periods presented. The adoption of SFAS No. 131 is expected to impact the way the Company reports information about its operating segments.













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

RESULTS OF OPERATIONS:

NET (LOSS) INCOME AND EARNINGS PER SHARE:

Net income for the third quarter of 1997 was $1,353,000 ($.09 per share), an increase of $648,000 over net income of $705,000 ($.05 per share) for the same period in 1996. Year to date 1997 net loss was $874,000 ($.07 per share), compared to net income of $426,000 ($.03 per share) for the same period in 1996. The Company incurred a non-recurring charge for the acquisition costs in the second quarter of 1997 as an in-process research and development expense. The net loss, year to date, is precipally the result of the $6,522,000 (equal to $4,239,000 or $.23 per share after tax) non-recurring charge related to the second quarter acquisition of in-process technology.

Net income and earnings per share, calculated without the non-recurring charge, for the nine month period ended September 30, 1997 would have been $3,365,000 ($.22 per share). Weighted average common and common share equivalent shares outstanding would have been 15,084,567 for the nine month period ended September 30, 1997.







                                                      Raptor Systems, Inc.     8

REVENUES:

Total revenues increased 77% in the third quarter of 1997 over the third quarter of 1996. Ninety percent of the third quarter revenue resulted from the reseller channel and 10% resulted from direct sales efforts. Revenue by geographical region as a percentage of total third quarter revenue is as follows: US and North America 80%, Europe and Asia 20%. Support revenue of $895,000 for the third quarter increased 286% over the third quarter of 1996 and 25% sequentially from the second quarter of 1997. Training revenues increased 19% sequentially from the second quarter of 1997 to 4% of total revenue. As a result of the growth of these other lines of business, software license sales in the third quarter of 1997 were 84% of revenue compared to 86% in the second quarter and 88% of revenue in the first quarter of 1997.

Windows NT-based firewall products accounted for 62% of the third quarter's revenue from software sales while Unix-based firewall products accounted for 24% and non-firewall products accounted for 14%. The average selling price for the third quarter of 1997 was $4,147, which decreased $359 from $4,506 in the second quarter of 1997. The reduction in the average selling price of its products is largely due to the change in the mix of the products sold and the channels through which the products are sold, non-firewall products, like Eagle NetWatch and WebNOT, have lower selling prices than the firewall products. The average selling price of high-end firewalls for the third quarter was $4,667, a decrease of $565 from $5,232 in the second quarter of 1997. During the three month period ended September 30, 1997 the Company sold 1,744 units, an increase in total units of 87 over the second quarter of 1997. Of these third quarter unit sales, 217 were Eagle Unix firewalls, compared to 235 Eagle Unix firewalls in the second quarter of 1997, 965 Eagle NT firewalls, compared to 694 Eagle NT firewalls in the second quarter, 241 were The WALL firewalls, compared to 464 The WALL firewalls in the second quarter, in addition the company sold 321 non-firewall products such as NetWatch, Telemate.net, Raptor Axcess, and WebNot, an increase of 22% from 264 non-firewall units in the second quarter of 1997 and an increase of 149% from the first quarter of 1997. As the Company sells more non-firewall products the average selling price on all of the Company's products will decrease. Another reason for the decline in the average firewall selling price is due to the fact that during the second quarter the company introduced new versions of its firewalls, priced to meet certain market requirements. In the first quarter of 1997 the Company offered Eagle firewalls which ranged in price from $6,500 to $25,000. During the second quarter the company introduced a version of the Eagle NT firewall that does not have the virtual private networking (VPN) tunneling capability, priced at $3,995. The Company did not change its list prices in 1996 and there has been no change in its list prices in 1997. The analysis above does not take into account the effects of THE WALL(TM), a low end firewall product, on the average firewall selling price. The average selling price for THE WALL(TM) product in the third quarter of 1997 was $717, up 40% from the secoNd quarter average selling price of $512.

To date, the Company has sold over 8,100 server units; excluding mobile and desktop client products. During the third quarter the Company sold over 3,800 copies of the EagleMobile client software, an increase of 19% compared to 3,200 units in the second quarter and 245% compared to 1,100 units in the first quarter of 1997. To date the Company has sold approximately 13,000 mobile units.

Revenues from Master Distributors (Ingram Micro, MicroAge, Tech Data and Access Graphics) were approximately 13%, collectively, compared to 7% in the second quarter, when shipments to the Master Distributors began. Revenues and unit information from these Master Distributors are reported on a sell-through basis. Company revenues are derived from a diverse customer base and over 319 VARs. As a result, no customers accounted for more than 4% of revenues during the three and nine month periods ended September 30, 1997. In addition, the Master Distributors redistributed the Company's products to over 200 of their reseller customers during the second and third quarters of 1997.

Revenue from customer support contracts was $895,000, an increase of 25% from the second quarter of 1997. Deferred revenue related to support contracts increased $190,000 during the third quarter to $2,190,496. The deferred revenue number includes a prepayment from Compaq Computer Corporation ("Compaq") which was originally recorded in the second quarter of 1996. The Company recognizes revenue related to the Compaq prepayment as software license revenue, which is based on royalty reports received from Compaq.







                                                      Raptor Systems, Inc.     9

COST OF REVENUES:

Cost of revenues includes the cost of training customers, providing telephone support, manuals, packaging, diskettes and fulfillment costs. In addition, cost of revenues includes royalties paid to third-party developers, inventory obsolescence reserves and the costs associated with product upgrades. Gross margin as a percentage of revenues for the third quarter of 1997 decreased 2% compared to the third quarter of 1996 and decreased 1% from the second quarter of 1997. Costs associated with training customers as well as the royalties paid to third-party developers were the primary reasons for the decline in the gross margin. The increase in training costs was offset with training revenues during the quarter.

OPERATING EXPENSES:

The Company's operating expenses and the respective percentage of revenues for the Third quarter of 1997 as compared to Third quarter of 1996 are as follows:

                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                           (DOLLARS IN THOUSANDS)
                                               ----------------------------------------------
                                                            % of                       % of
                                                1997      Revenues       1996        Revenues
                                               ------     --------      -------      --------

    Sales and Marketing                        $3,270        45%         $2,458         59%
    Research and Development                    1,116        15%            827         20%
    General and Administrative                    899        12%            584         14%
                                               ------        ---         ------         ---
                                               $5,285        72%         $3,869         93%
                                               ======        ===         ======         ===



The Company's operating expenses and the respective percentage of revenues for the nine month period ended September 30, 1997 as compared to the nine month period ended September 30,1996 are as follows, excluding the non-recurring charge for purchased in process technology:


                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                          (DOLLARS IN THOUSANDS)
                                               ----------------------------------------------
                                                            % of                       % of
                                                 1997     Revenues       1996        Revenues
                                               -------    --------      ------       --------

    Sales and Marketing                        $ 9,235       47%        $5,999          66%
    Research and Development                     2,998       15%         2,278          25%
    General and Administrative                   2,777       14%         1,555          17%
                                               -------       ---        ------         ----
                                               $15,010       76%        $9,832         108%
                                               =======       ===        ======         ====

In connection with the acquisition of the Axcess technology, the Company had a non-recurring operating cost of $6,522,000 in the second quarter of 1997. With this non-recurring charge, the Company's operating expenses for the nine month period were $21,532,000. Total operating expenses decreased as a percentage of revenues to 72% in the third quarter of 1997 compared to 93% in the third quarter of 1996 and 76% in the second quarter of 1997. This decrease is primarily the result of increased revenues without a comparable corresponding increase in operating expenses.

Sales and marketing expenses, which include salary, commissions, advertising, travel and other selling-related expenses, decreased to 45% of revenues in the third quarter of 1997 compared to 59% of revenues in the third quarter of 1996 and 47% in the second quarter of 1997. The absolute dollar increase is attributable to compensation costs as well as increased travel and remote office costs.

Research and development expenses, which include salary, payments to independent contractors and other costs associated with the development of new products and the enhancement of existing products, decreased to 15% of revenues in the third quarter of 1997 compared to 20% of revenues in the third quarter of 1996, and increased 1% compared to 14% of revenues in the second quarter of 1997. As the Company adds features and functionality to its products, makes its products available on additional platforms and continues to develop new products the cost of development should continue to increase. Additionally, costs associated with development and enhancement of the Axcess technology acquired by the Company from




                                                      Raptor Systems, Inc.    10

Open Market in the second quarter of this year will require the Company to invest in additional resources in the fourth quarter of 1997.

General and administrative expenses decreased to 12% of revenues in the third quarter of 1997 compared to 14% in the third quarter of 1996 and decreased 3% from 15% in the second quarter of 1997. General and administrative expenses include salary, rent, and other expenses associated with the general management and administration of the Company. Litigation costs are included in general and administrative expenses. During the second quarter of 1997, the Company incurred legal costs of approximately $105,000 in connection with two legal matters, which have been ongoing since February 1995 and June 1996, respectively. During July 1997, the parties agreed to the terms of a settlement related to one of the cases, which has been dismissed by the Court (See "Litigation" in the Notes to the Consolidated Financial Statements (unaudited)). As a result legal costs in the third quarter of 1997 were lower than those in the second quarter of 1997.

The number of employees increased 17% to 129 at September 30, 1997 compared with 110 at December 31, 1996. Employment will continue to increase in support of higher revenues, with a majority of this growth occurring in the sales and marketing and research and development departments. The Company has periodically granted stock options to employees at a discount to fair market value as an integral part of its compensation programs since 1995. The general and administrative expenses for the quarter and nine month periods ended September 30, 1997 include $75,000 and $225,000, respectively, charged to operations related to unearned compensation for discounted employee stock options granted prior to the third quarter. During the third quarter of 1997, the Company recorded $1,976,000 of additional unearned compensation on the balance sheet related to employee stock options, of which $26,000 was charged to operations in the third quarter. Unearned compensation expense in the fourth quarter of 1997 is expected to be $198,000.

The Company estimates that the tax rate for 1997 will be 35% and has used that rate to calculate the income tax benefit from the second quarter non-recurring charge for in-process technology.

LIQUIDITY AND CAPITAL RESOURCES:

The Company considers all short-term investments, which consist of money market accounts and Government securities, with original maturities of less than 90 days, to be cash equivalents. In addition, securities held with maturities greater than 90 days but less than a year are classified as marketable securities.

Cash, cash equivalents and marketable securities decreased from $52,964,000 at December 31, 1996 to $51,312,000 at September 30, 1997 but increased from $50,435,000 at June 30, 1997. This decrease of $1,652,000 is attributable to $5,050,000 paid to Open Market, Inc., during the second and third quarter, partially offset by the proceeds from employees exercising stock options, $2,132,000 in interest income year to date and cash generated from operations through the nine-months ended September 30, 1997. Although the Company agreed to pay Open Market $6,200,000 for the Axcess technology, that sum is payable during the year based on certain milestones in the acquisition agreement. During the third quarter the Company paid $850,000 to Open Market. The final payment of $1,150,000 is expected to be made in the fourth quarter of 1997.

The Company believes that its existing cash and marketable securities balances together with cash generated from operations will be sufficient to meet the Company's working capital, financing and capital expenditure needs through at least the next twelve months. The Company continues to investigate the acquisition of key technology, complementary product lines and other companies, all of which may be financed by a variety of sources.





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

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, changes in the market for network security products, advances in technology, competition from larger, more established competitors, general economic conditions, the Company's continued ability to develop and introduce innovative products, potential delays in product releases, new product announcements from other companies, pricing practices of competitors, the Company's ability to control costs and its ability to attract and retain key employees.

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

The Company derives approximately 90% of its revenue from its Eagle family of network security products, all of which are dependent upon the Company's Eagle application-level firewall. As a result, any factor adversely affecting sales of this product could have a material adverse effect on the Company.

The market for network security products and services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to intensify in the future. Due to the rapid expansion of the network security market, the Company may face competition from new entrants in the network security industry, possibly including the Company's resellers. There can be no assurance that the Company's current and potential competitors will not develop network security products that may be more effective than the Company's current or future products or that the Company's technologies and products would not be rendered obsolete by such developments. An increase in competition could result in price reductions and loss of market share. Such competition and any resulting reduction in gross margins could have a material adverse effect on the Company's business, financial condition and results of operations. While the Company believes that it does not compete against manufacturers of other classes of security products (such as encryption and authentication), there can be no assurance that the Company's customers will not perceive the products of such other companies as substitutes for the Company's products.

The Company recently has experienced significant growth in both revenue and in employees. This growth has resulted in an increase in responsibilities placed upon the Company's management and has placed added pressures on the Company's operating and financial systems. In 1995, the Company hired 50 new employees, including a Chief Executive Officer and other key members of management, to help it manage this growth. In 1996, the Company hired 42 additional employees including its Chief Financial Officer and




                                                      Raptor Systems, Inc.    12
through the nine months ended September 30, 1997 experienced a net increase of 19 employees. The Company's ability to assimilate new personnel will be critical to the Company's performance, and there can be no assurance that the management and systems currently in place will be adequate if the Company continues to grow or that the Company will be able to implement additional systems successfully and in a timely manner as required.

The Company's future success depends to a significant extent on its senior management and other key employees, including key development personnel. The Company has no employment agreements with any of its employees, and it relies significantly on issuance of stock options and the market value of its common stock to attract, retain, and motivate employees. The Company also believes that its future success will depend in large part on its ability to attract and retain additional key employees. Any inability on the part of the Company to attract and retain additional key employees or the loss of one or more of its current key employees could have a material adverse effect on the Company's business, financial condition and results of operations. Stock options are granted at a discount to fair market value when necessary to attract and retain key employees, which results in unearned compensation expense over the vesting period of such options.

The Company distributes its products primarily through strategic VARs, regional VARs, international VARs and master distributors (Ingram Micro, Tech Data, Micro-Age and Access Graphics). The success of the Company is therefore dependent in large part upon the performance of its resellers. The Company's relationships with most of its resellers have been established within the past two years, and the Company is unable to predict with accuracy the extent to which its resellers will be successful in marketing and selling the Company's products.

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

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS:

No reportable events have occurred which would require modification of the discussion under Item 3 - Legal Proceedings contained in the Company's Report on Form 10-K for the year ended December 31, 1996 and the Company's report on Form 10-Q for the quarter ended June 30, 1997. See Note 4 to the Consolidated Financial Statements contained in this Form 10-Q for the period ended September 30, 1997 for additional information related to previously disclosed litigation proceedings.

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS  AND REPORTS ON FORM 8-K

a.)  Exhibit  11           - Statement re: Computation of Earnings per Share
     Exhibit  27           - Financial Data Schedule
b.)  Reports on Form 8-K   - None filed for the Quarter ended September 30, 1997








                                                      Raptor Systems, Inc.    14

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RAPTOR SYSTEMS, INC.



November 10, 1997          /s/ John S. Ingalls
                           -----------------------------------------------------

                           John S. Ingalls
                           Vice President of Finance and Chief Financial Officer (Principal Financial Officer)




November 10, 1997          /s/ John W. Peacock
                           -----------------------------------------------------

                           John W. Peacock
                           Director of Finance and Controller
                           (Principal Accounting Officer)











                                                      Raptor Systems, Inc.    15

                                  EXHIBIT INDEX



EXHIBIT  NUMBER                    DESCRIPTION                           PAGE
---------------                    -----------                           ----

EXHIBIT  11        STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE        17
EXHIBIT  27        FINANCIAL DATA SCHEDULE                                18











                                                      Raptor Systems, Inc.    16